Form 10-Q
period 2008-09-30
HPC Acquisitions, Inc.
filed 2008-11-05
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53248

HPC Acquisitions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	68-0635204
(State of incorporation)	(IRS Employer ID Number)

10935 57thAvenue North, Plymouth, MN 55442
(Address of principal executive offices)

(952) 541-1155
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES  ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 5, 2008: 6,984,000

Transitional Small Business Disclosure Format (check one): YES  ☐ NO ☒

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended September 30, 2008

Part I
Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
September 30, 2008 and December 31, 2007

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash on hand and in bank	$1,568	$1,837
Prepaid expenses	154	133

Total Assets	$1,722	$1,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$2,184	$538
Accrued interest payable to controlling stockholder	754	394

Total Current Liabilities	2,938	932

Long-Term Liabilities
Note payable to controlling stockholder	18,040	5,000

Total Liabilities	20,978	5,932

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(428,675)	(413,381)

Total Sockholders’ Euity	(19,256)	(3,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,722	$1,970

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2008 and 2007

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net revenues	$—	$—	$—	$—

Operating expenses
Professional fees	11,633	—	1,583	—
Other general and administrative expenses	3,301	772	2,477	429

Total operating expenses	14,934	772	4,060	429

Loss from operations	(14,934)	(772)	(4,060)	(429)

Other income (expense)
Interest expense on line of credit note payable to stockholder	(360)	(229)	(196)	(76)

Loss before provision for income taxes	(15,294)	(1,001)	(4,256)	(505)

Provision for income taxes	—	—	—	—

Net Loss	(15,294)	(1,001)	(4,256)	(505)

Other comprehensive income	—	—	—	—

Comprehensive Loss	$(15,294)	$(1,001)	$(4,256)	$(505)

Loss per weighted-average share of common stock outstanding,computed on net loss – basic and fully diluted	$(0.01)	nil	nil	nil

Weighted-average number of common shares outstanding - basic and fully diluted	6,984,000	6,984,000	6,984,000	6,984,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Nine months ended September 31, 2008 and 2007

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities
Net loss for the period	$(15,294)	$(1,001)
Adjustments to reconcile net loss to net cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	(21)	(212)
Increase (Decrease) in
Accounts payable - trade	1,646	(126)
Accrued interest payable to controlling stockholder	360	229

Net cash used in operating activities	(13,309)	(1,110)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances (Repayments) on line of credit note payable to controlling stockholder	13,040	(250)

Net cash provided by (used in) financing activities	13,040	(250)

Increase in Cash	(269)	(1,360)

Cash at beginning of period	1,837	3,197

Cash at end of period	$1,568	$1,837

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
September 30, 2008 and 2007

Note A - Organization and Description of Business

HPC Acquisitions, Inc. (Company) was initially formed under the laws of the State of Minnesota as Herky Packing Co. on July 17, 1968.  The Company initially produced and marketed meat snack foods, principally beef jerky, smoked dried beef and snack sausages, through food brokers, distributors and wagon jobbers.  Despite a 1970 restructuring, including the relocation to an approximate 12,500 square foot production facility, the Company’s efforts were unsuccessful and all operations were terminated by the end of 1970.   On April 10, 1972, the Company changed its corporate name to H. P. C. Incorporated.  In connection with this name change, the Company acquired Ed Stein’s Tire Center, Inc, a Minneapolis, Minnesota-based distributor of Gates tires.  This acquisition was unsuccessful and reversed in 1973.

Since December 31, 1973, the Company has had no operations, assets or significant liabilities.

On August 7, 2006, the Company changed its state of incorporation from Minnesota to Nevada by means of a merger with and into HPC Acquisitions, Inc., a Nevada corporation formed on June 12, 2006 solely for the purpose of effecting the reincorporation.  The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation.  Such Articles of Incorporation modified the Company’s capital structure to allow for the issuance of up to 50,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred stock.

On December 2, 1968, the Company commenced the sale of common stock pursuant to an Offering Circular pursuant to Regulation A of the Securities Act of 1933, as amended, in a self-underwritten offering.  This Circular offered up to 120,000 shares of the Company’s common stock at a price of $2.20 per share.  The shares were offered through the Company’s officers and directors on a best-efforts basis.  The Company sold an aggregate 120,000 shares for gross proceeds of $264,000 under this Offering.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Registration Statement on Form 10 containing the Company’s financial statements for the year ended December 31, 2007.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2008.

Note C - Going Concern Uncertainty

The Company has no operations, limited cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditor has issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company’s majority stockholder has provided the necessary working capital to maintain the corporate status of the Company.  The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.  It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist.  There is no legal obligation for either management or significant stockholders to provide additional future funding.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 50,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note D - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Reorganization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all costs incurred with the reorganization of the Company were charged to operations as incurred.

3.	Income taxes

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of September 30, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved.  Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of September 30, 2008 and 2007, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  As of September 30, 2008 and 2007, respectively, Mr. Laughlin has advanced approximately $18,040 and $5,000 under this agreement with a scheduled maturity date in September 2009.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2008 and 2007, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007

Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of September 30, 2008, the Company has an aggregate net operating loss carryforward of approximately $21,300 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007

Statutory rate applied to income before income taxes	$(5,200)	$(340)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	5,200	340

Income tax expense	$—	$—

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
September 30, 2008 and 2007

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2008 and 2007, respectively:

	September 30,	September 30,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$7,200	$1,900
Less valuation allowance	(7,200)	(1,900)

Net Deferred Tax Asset	$—	$—

During each of the nine month periods ended September 30, 2008 and 2007, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,200 and $325.

Note H - Common Stock Transactions

On August 11, 2008, the Company’s Board of Directors adopted resolutions approving a pro rata distribution of common stock to the stockholders of record of the Company as of the close of business on August 15, 2008.  On August 19, 2008, the Company distributed, without consideration, two shares of common stock for each issued and outstanding share of common stock on August 15, 2008.  As a result of this action, the Company issued a total of 4,656,000 new shares, increasing the total number of issued and outstanding shares of common stock to 6,984,000 shares.  The effect of this action is presented in the accompanying financial statements as of the first day of the first period presented.

(Remainder of this page left blank intentionally)

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(1)	Plan of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2008 or 2007, respectively.

General and administrative expenses for the nine and three month periods ended September 30, 2008 and 2007, respectively, have been directly related to maintaining the corporate entity and the preparation and filing of a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934, as amended and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective nine month periods ended September 30, 2008 and 2007 were $(0.01) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

At September 30, 2008 and 2007, the Company had working capital of approximately $(19,000) and $(3,600), respectively.

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

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential.  The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner.  The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination.  The Company may require payment of fees by such combination candidate to fund the investigation of such candidate.  In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate.  The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates.  To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise(s) being unsuccessful will be enhanced.  Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

(1)
will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2)
will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment  advisor,  may be the  subject of any  pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3)	will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(4)	Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: November , 2008	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director