Form 10-K
period 2008-12-31
HPC Acquisitions, Inc.
filed 2009-03-04
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 000-53248

HPC Acquisitions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	68-0635204
(State of Incorporation)	(I. R. S. Employer ID Number)

10935 57th Avenue North, Plymouth MN 55442
(Address of Principal Executive Offices)

(952) 541-1155
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒  No ☐

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐  No ☐    NOTE: The registrant is a voluntary filer under the Exchange Act and has filed all reports called for by the Exchange Act during the past 12 months (or such shorter period since the registrant began voluntary filing).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 17, 2009 was approximately $98,400 based upon 984,000 shares held by non-affiliates and a closing market price of $0.10 per share on December 16, 2008.

As of February 17, 2009, there were 6,984,000 shares of Common Stock issued and outstanding.

HPC Acquisitions, Inc.

Index to Contents

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

General

HPC Acquisitions, Inc. (“Company”) was initially formed under the laws of the State of Minnesota as Herky Packing Co. on July 17, 1968.  On July 24, 1968, the Company acquired certain of the assets and goodwill of Anderson Provision Company (“Anderson”) in exchange for 17,500 shares of common stock and a promissory note.  At the time of this transaction, Anderson had been in the business of producing and marketing beef jerky since 1965.  The acquisition of Anderson enabled the Company to engage in its primary line of business of producing and marketing meat snack foods, principally beef jerky, smoked dried beef and snack sausages, through food brokers, distributors and wagon jobbers.  On December 2, 1968, the Company commenced the sale of common stock pursuant to an Offering Circular in accordance with Regulation A of the Securities Act of 1933, as amended (Securities Act), in a self-underwritten offering to provide needed capital for the Company’s operations.  This Circular offered up to 120,000 shares of the Company’s common stock at a price of $2.20 per share.  The shares were offered through the Company’s officers and directors on a best-efforts basis.  The Company sold an aggregate 120,000 shares for gross proceeds of $264,000 under this Offering.

The Company’s efforts to operate in the snack food business were unsuccessful and all operations were terminated by the end of 1970.

On April 10, 1972, the Company changed its corporate name to H.P.C. Incorporated.  In connection with this name change, the Company acquired Ed Stein’s Tire Center, Inc, a Minneapolis, Minnesota-based distributor of Gates tires.  This acquisition was unsuccessful and the tire business was disposed of in 1973.

Since December 31, 1973, the Company has had no operations, assets or significant liabilities.

In 1999, the Board of Directors of the Company appointed Craig S. Laughlin to serve as the sole officer and director of the Company, replacing the former sole officer and director who had served in such capacity since 1972.

On August 7, 2006, the Company changed its state of incorporation from Minnesota to Nevada by means of a merger with and into HPC Acquisitions, Inc., a Nevada corporation formed on June 7, 2006, solely for the purpose of effecting the reincorporation.  The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation.  Such Articles of Incorporation modified the Company’s capital structure to allow for the issuance of up to 50,000,000 shares of $0.001 par value common stock and up to 10,000,000 shares of $0.001 par value preferred stock.  Through the merger each outstanding share of the common stock of the predecessor Minnesota company became one share of the Nevada corporation.

Business Plan

Our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction.  Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company.  Typically, the directors  and officers of the private company become the directors and officers of the shell  company.  Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on Craig S. Laughlin, our sole officer and director, to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.  However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we  reached any agreement or definitive understanding with any person concerning an acquisition or merger.

Mr. Laughlin , as our sole officer and director, will be primarily responsible for investigating combination  opportunities.  However, we believe that business opportunities may also come to our attention from various sources, including  professional advisors such as attorneys, and accountants, securities broker-dealers, venture  capitalists,  members of the financial community, and others who may present unsolicited proposals.  We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

No direct discussions regarding the possibility of a combination are currently ongoing and we can give no  assurances  that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan.  Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for a candidate to any particular geographical area or industry, and therefore,  we are unable to predict the nature of our future business operations.  Our  management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities.  In connection with such a merger or  acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

It is possible that we may enter into a merger or acquisition transaction with a business with which Mr. Laughlin may  be providing consulting or other financial services.

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval.  If the proposed transaction is structured in such a fashion our stockholders (other than Mr. Laughlin, our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Securities Exchange Act of 1934, as amended (Exchange Act).

The analysis of business opportunities will be undertaken by or under the supervision of Craig S. Laughlin, our  president and sole director.  In analyzing potential merger candidates, our management will consider, among other things, the following factors:

•	Potential for future earnings and appreciation of value of securities;

•	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

•	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.

•	Historical results of operation;

•	Liquidity and availability of capital resources;

•	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of existing management or management prospects that are scheduled for recruitment;

•	Amount of debt and contingent liabilities; and

•	The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity.  Our management will attempt to analyze all factors appropriate to each  opportunity and make a determination based upon reasonable investigative  measures and available data.  Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative  investigation and analysis of such business opportunities extremely difficult and complex.  Because of our limited capital available for investigation and our dependence on one person,  Craig S. Laughlin, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity.  We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including,  but not limited to, a description of products, services and company history; management resumes; financial information;  available projections, with related assumptions upon which they are based; an explanation of proprietary products and  services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of  compensation to management; a description of transactions between such company and its affiliates during the relevant  periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not  available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the U. S. Securities  and Exchange Commission (Commission), upon consummation of the business combination.

We believe that various types of potential candidates might find a business combination with us to be attractive.  These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the  development of a public market for their securities will be of assistance in that process.  Companies, which have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be a prudent business transaction alternative unless funding can be arranged to close concurrently with the closing of the business combination.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A - Risk Factors

Not applicable.

Item 2 - Properties

The Company currently maintains a mailing address at 10935 57th Avenue North, Plymouth, Minnesota 55442.  The Company’s telephone number there is (952) 541-1155.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has not conducted any meetings of stockholders during the preceding quarter or periods subsequent thereto.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Pursuant to a letter from the Financial Industry Regulatory Authority (FINRA) dated October 14, 2008, the Company’s common stock was cleared for trading on the the OTC Bulletin Board and Pink Sheets.  Information obtained from market activity reports available on the nasdaq.com website shows that there was active trading of the Company's common stock on only one day in 2008 consisting of 1,400 shares that traded on December 16, 2008 for $.10 per share.  As of the date hereof, there is no Bid or Ask quoted for the Company’s common stock.

At February 17, 2009, there were approximately 191 holders of record of the Company's Common Stock.

Dividends

Since its inception, no dividends have been paid on the Company's common stock.  Future dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, and capital requirements and financial conditions.  The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors.  The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	General

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

(3)	Results of Operations

The Company had no revenue for either of the years ended December 31, 2008 or 2007, respectively.

General and administrative expenses for each of the years ended December 31, 2008 and 2007 were approximately $20,000 and $1,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will remain relatively constant, if not decline slightly, as the Company intends to fully comply with its periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2008 and 2007 were $(0.00) and $(0.00) based on the post-forward split weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line relatively consistent until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4)	Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of an Exchange Act registered corporation.  As of the date of this report, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company’s management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company’s ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company’s common stock will become worthless and holders of the Company’s common stock will receive a nominal distribution, if any, upon the Company’s liquidation and dissolution.

Management

The Company is a shell corporation, and currently has no full-time employees. Craig S. Laughlin is the Company’s sole officer, director, and controlling stockholder. All references herein to management of the Company are to Mr. Laughlin.  Mr. Laughlin, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Laughlin and the potential demands of the Company’s activities.

The amount of time spent by Mr. Laughlin on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Laughlin will actually be required to spend to locate a suitable target company. Mr. Laughlin estimates that the business plan of the Company can be implemented by devoting less than 4 hours per month but such figure cannot be stated with precision.

Search for Business Opportunities

The Company’s search will be directed toward enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time. It is anticipated that any finder that the target company retains would be a registered broker-dealer.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of the Company’s sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible.

Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

The Company is currently subject to the reporting requirements of the Exchange Act since the effective date of the Company’s May 2008 filing of the Registration Statement on Form 10-SB.  Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition.  Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception.  Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive.  These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.  Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative unless funding can be arranged to close concurrently with the closing of the business combination.  Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.  The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.  There can also be no assurances that we are able to successfully pursue a business opportunity.  In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

(5)       Liquidity and Capital Resources

At December 31, 2008 and 2007, respectively, the Company had working capital of approximately $(24,800) and $1,000, respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(6)       Critical Accounting Policies

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

Our significant accounting policies are summarized in Note D of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

—
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2008.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	58	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of the Company’s stockholders or until any successors are duly elected and have qualified.  Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.

The sole director and officer will devote his time to the Company’s affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month.  There are no agreements or understandings for the officer or director to resign at the request of another person, and he is not acting on behalf of, and will not act at the direction of, any other person.

Biographical Information

Craig S. Laughlin - Mr. Laughlin is the founder and President of SRC Funding, Inc., which is a private company owned by Mr. Laughlin.  For the past five years Mr. Laughlin has provided business consulting services and engaged in private investment activity through SRC Funding.  During the past five years, Mr. Laughlin has served as chairman and secretary of Merlin Marketing International, Inc., a privately held Nevada corporation engaged in the business of distributing sound system components.  He has also served for the past five years as a director of Gold Standard Medical, Inc., a company that holds certain patent rights to a blood gas monitoring device, but has suspended further research and development of the technology pending reorganization of the company and obtaining additional capital.  From August 2002 to July 2006, Mr. Laughlin served as an officer and director of Dinewise, Inc. (formerly SimplaGene USA, Inc.), a publicly-held direct to consumer retailer of branded, prepared, premium quality frozen proteins (such as beef, chicken, pork and fish), meals, soups, appetizers and deserts.  Prior to the July 2006, Dinewise (then SimplaGene USA) was an inactive shell corporation.   From June 2005 to April 2006, Mr. Laughlin served as a director of Dotronix, Inc., and served as its president and chief financial officer from October 2005 to April 2006.  Dotronix is a publicly-held company that was engaged in the electronic display business until June 2005, when it discontinued operations and began a search for a new business venture in which to participate, which resulted in the acquisition of an over-the-counter health care products business in April 2006.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2008, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)	No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)
No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)
No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)	No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Code of Ethics

The Company has not adopted a code of ethics.  Since the Company has no employees and one person serving as both sole director and sole executive and financial officer, a code of ethics would have no practical benefit due to the lack of any meaningful reporting or accountability process.

Item 11 - Executive Compensation

The current management and oversight of the Company requires less than four (4) hours per month.  As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has received any compensation from the Company.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2006	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin (4)	6,000,000	85.9%

Directors and officers as a group	6,000,000	85.9%
(1 person)

(1)	On February 17, 2009, there were 6,984,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)
Under applicable SEC rules, a person is deemed the "beneficial owner" of a security with regard to which the  person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the  voting of the security, or (b) the investment power, which includes the power to dispose,  or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security.  Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person on December 31, 2008 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 6,984,000 shares of common stock outstanding on December 31, 2008, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Laughlin is our sole officer, including president, and sole director. Mr. Laughlin’s address is 10935 57th Avenue North, Plymouth, MN 55442.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

There are no identified relationships or transactions between us and any of our directors, officers and principal stockholders other than the Company currently maintaining a mailing address at 10935 57th Avenue North, Plymouth, MN 55442.  The Company’s telephone number there is (952) 541-1155. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other revenue producing businesses of the Company’s sole officer and director.

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company’s other stockholders. In making any such sale, the Company’s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company’s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company may adopt a policy under which any consulting or finders fee that may be owed to a third party for services to assist management in evaluating a prospective business opportunity could be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis.  Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Director Independence

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 4200 (a) (15) of the NASDAQ Marketplace Rules.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2008	2007

1. Audit fees	$9,400	$—
2. Audit—related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—
Totals	$9,400	$—

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee.  However, the entire Board of Directors (Board) is the Company's defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits and Financial Statement Schedules

2.1	Plan of Merger between HPC Acqusitions, Inc. and H. P. C., Incorporated dated June 8, 2006 (*)

3.1	Articles of Incorporation of HPC Acquisitions, Inc. (*)

3.2	By-Laws of HPC Acquisitions, Inc. (*)

10.1	Note payable to Craig Laughlin (*)

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-53248) on May 20, 2008.

(Remainder of this page left blank intentionally)

(Financial statements follow on next page)

HPC ACQUISITIONS, INC.

CONTENTS

S. W. Hatfield, CPA certified public accountants Use our past to assist your future. sm

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
HPC Acquisitions, Inc.

We have audited the accompanying balance sheets of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2008 and 2007 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2008 and 2007, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2008 and 2007 and the results of its operations and cash flows for each of the years ended December 31, 2007 and 2006, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
February 10, 2009

214.342.9635
f: 214-342-9601
swhcpa@aol.com

9002 Green Oaks Circle
2nd Floor
Dallas, Texas 75243-7212

HPC ACQUISITIONS, INC.
BALANCE SHEETS
December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
ASSETS

Current assets
Cash on hand and in bank	$369	$1,837
Prepaid expenses	88	133

TOTAL ASSETS	$457	$1,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$55	$538
Accrued interest payable to controlling stockholder	1,063	394
Note payable to controlling stockholder	24,040	—

Total Current Liabilities	25,258	932

Long-Term Liabilities
Note payable to controlling stockholder	—	5,000

Total Liabilities	25,258	5,932

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(434,120)	(413,381)

Total stockholders’ equity	(24,701)	(3,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$457	$1,970

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2008 and 2007

	Year ended	Year ended
	December 31,	December 31,
	2008	2007

Net revenues	$—	$—

Operating expenses
Professional fees	15,023	—
General and administrative expenses	5,047	1,021

Total operating expenses	20,070	1,021

Loss from operations	(20,070)	(1,021)

Other income (expense)
Interest expense on line of credit payable to stockholder	(669)	(305)

Loss before provision for income taxes	(20,739)	(1,326)

Provision for income taxes	—	—

Net Loss	(20,739)	(1,326)

Other comprehensive income	—	—

Comprehensive Loss	$(20,739)	$(1,326)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	2,328,000

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2008 and 2007

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2007	2,328,000	$2,328	$407,091	$(412,055)	$(2,636)

Effect of August 2008 2 for 1 forward stock split	4,656,000	4,656	(4,656)	—	—

Balances at January 1, 2007, as adjusted	6,984,000	6,984	402,435	(412,055)	(2,636)

Net loss for the year	—	—	—	(1,326)	(1,326)

Balances at December 31, 2007	6,984,000	6,984	402,435	(413,381)	(3,962)

Net loss for the year	—	—	—	(20,739)	(20,739)

Balances at December 31, 2008	6,984,000	$6,984	$402,435	$(434,120)	$(24,701)

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2008 and 2007

	Year ended	Year ended
	December 31,	December 31,
	2008	2007
Cash flows from operating activities
Net loss for the period	$(20,739)	$(1,326)
Adjustments to reconcile net loss to net cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	45	(133)
Increase (Decrease) in
Accounts payable - trade	(483)	44
Accrued interest payable to controlling stockholder	669	305

Net cash used in operating activities	(20,508)	(1,110)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	19,040	—
Cash paid on note payable to controlling stockholder	—	(250)

Net cash provided by financing activities	19,040	(250)

Increase in Cash	(1,468)	(1,360)

Cash at beginning of period	1,837	3,197

Cash at end of period	$369	$1,837

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

NOTE C - GOING CONCERN UNCERTAINTY

The Company has no operations, limited cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditor has issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008 and 2007

NOTE C - GOING CONCERN UNCERTAINTY - Continued

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

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008 and 2007

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3.	Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2005.  The Company does not anticipate any examinations of returns filed since 2005.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on October 1, 2007.  FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

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

As of December 31, 2008 and 2007, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008 and 2007

NOTE F - NOTE PAYABLE TO CONTROLLING STOCKHOLDER

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  As of December 31, 2008 and 2007, respectively, Mr. Laughlin has advanced approximately $24,040 and $5,000 under this agreement with a scheduled maturity date in September 2009.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2008 and 2007, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of December 31, 2008, the Company has an aggregate net operating loss carryforward of approximately $27,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2008	2007

Statutory rate applied to income before income taxes	$(7,100)	$(450)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	7,100	450

Income tax expense	$—	$—

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2008 and 2007

NOTE G - INCOME TAXES - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2008 and 2007, respectively:

	December 31,	December 31,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$9,100	$2,050
Less valuation allowance	(9,100)	(2,050)

Net Deferred Tax Asset	$—	$—

During each of the years ended December 31, 2008 and 2007, respectively, the valuation allowance against the deferred tax asset increased by approximately $7,100 and $450.

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

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPC Acquisitions, Inc.

Dated: March 4, 2009	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 4, 2009	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director