Form 10-Q
period 2009-03-31
HPC Acquisitions, Inc.
filed 2009-05-07
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 6, 2009: 6,984,000

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended March 31, 2009

Part I
Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
March 31, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash on hand and in bank	$520	$369
Prepaid expenses	22	88

Total Assets	$542	$457

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$55	$55
Accrued interest payable to controlling stockholder	1,419	1,063
Note payable to controlling stockholder	27,733	24,040

Total Current Liabilities	29,207	25,258

Long-Term Liabilities
Note payable to controlling stockholder	—	—

Total Liabilities	29,207	25,258

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(438,084)	(434,120)

Total stockholders’ equity	(28,665)	(24,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$542	$457

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2009 and 2008

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

Net revenues	$—	$—

Operating expenses
Professional fees	2,867	—
General and administrative expenses	741	284

Total operating expenses	3,508	284

Loss from operations	(3,508)	(284)

Other income (expense)
Interest expense on line of credit payable to stockholder	(356)	(75)

Loss before provision for income taxes	(3,964)	(359)

Provision for income taxes	—	—

Net Loss	(3,964)	(359)

Other comprehensive income	—	—

Comprehensive Loss	$(3,964)	$(359)

Loss per weighted-average share of common stock outstanding,
computed on net loss - basic and fully diluted	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Three months ended March 31, 2009 and 2008

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities
Net loss for the period	$(3,964)	$(359)
Adjustments to reconcile net loss to net
cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	66	80
Increase (Decrease) in
Accounts payable - trade	—	(171)
Accrued interest payable to controlling stockholder	356	75

Net cash used in operating activities	(3,542)	(375)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	3,693	—

Net cash provided by financing activities	3,693	—

Increase in Cash	151	(375)

Cash at beginning of period	369	1,837

Cash at end of period	$520	$1,462

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
March 31, 2009 and 2008

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2008.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2009.

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
March 31, 2009 and 2008

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

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2006.  The Company does not anticipate any examinations of returns filed since 2006.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2009 and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note E - Fair Value of Financial Instruments - Continued

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

Note F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  As of March 31, 2009 and December 31, 2008, respectively, Mr. Laughlin has advanced approximately $27,733 and $24,040, respectively, under this agreement with a scheduled maturity date in September 2009.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2009 and 2008, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of March 31, 2009, the Company has an aggregate net operating loss carryforward of approximately $30,700 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

Statutory rate applied to income before income taxes	$(1,350)	$(120)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	1,350	120

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2009 and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$10,400	$9,100
Less valuation allowance	(10,400)	(9,100)

Net Deferred Tax Asset	$—	$—

During the three months ended March 31, 2009 and during the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,300 and $7,100.

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

The Company had no revenue for either of the three month periods ended March 31, 2009 or 2008, respectively.

General and administrative expenses for the three month periods ended March 31, 2009 and 2008, respectively, have been directly related to rehabilitating and /or maintaining the corporate entity, the preparation and filing of a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934, as amended and compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31,2009 and 2008 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

At March 31, 2009 and December 31, 2008, the Company had working capital of approximately $(39,000) and $(24,700), respectively.

(3)	Plan of Business

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

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.   It is anticipated that the Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities and there is no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: May 6, 2009	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director