Form 10-Q
period 2009-06-30
HPC Acquisitions, Inc.
filed 2009-08-03
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

(952) 541-1155
(Issuer's telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☐    NOTE: The registrant is a voluntary filer under the Exchange Act and has filed all reports called for by the Exchange Act during the past 12 months (or such shorter period since the registrant began voluntary filing).

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 3, 2009: 6,984,000

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended June 30, 2009

Part I
Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
June 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash on hand and in bank	$938	$369
Prepaid expenses	229	88

TOTAL ASSETS	$1,167	$457

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$—	$55
Accrued interest payable to controlling stockholder	1,857	1,063
Note payable to controlling stockholder	32,233	24,040

Total Current Liabilities	34,090	25,258

Long-Term Liabilities
Note payable to controlling stockholder	—	—

Total Liabilities	34,090	25,258

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(442,342)	(434,120)

Total stockholders’ equity	(32,923)	(24,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,167	$457

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2009 and 2008

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net revenues	$—	$—	$—	$—

Operating expenses
Professional fees	5,781	10,050	2,914	10,050
General and administrative expenses	1,647	824	906	466

Total operating expenses	7,428	10,874	3,820	10,516

Loss from operations	(7,428)	(10,874)	(3,820)	(10,516)

Other income (expense)
Interest expense on line of credit payable to stockholder	(794)	(164)	(438)	(90)

Loss before provision for income taxes	(8,222)	(11,038)	(4,258)	(10,616)

Provision for income taxes	—	—	—	—

Net Loss	(8,222)	(11,038)	(4,258)	(10,616)

Other comprehensive income	—	—	—	—

Comprehensive Loss	$(8,222)	$(11,038)	$(4,258)	$(10,616)

Loss per weighted-average share of common stock outstanding, computed on net loss –
basic and fully diluted	nil	nil	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000	6,984,000	6,984,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Six months ended June 30, 2009 and 2008

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities
Net loss for the period	$(8,222)	$(11,038)
Adjustments to reconcile net loss to net
cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	(141)	(87)
Increase (Decrease) in
Accounts payable - trade	(55)	6,394
Accrued interest payable to controlling stockholder	794	164

Net cash used in operating activities	(7,624)	(4,567)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	8,193	3,000

Net cash provided by financing activities	8,193	3,000

Increase in Cash	569	(1,567)

Cash at beginning of period	369	1,837

Cash at end of period	$938	$370

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

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
June 30, 2009 and 2008

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

The Company’s majority stockholder has provided the necessary working capital to maintain the corporate status of the Company.  The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity.  It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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
June 30, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2009 and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
June 30, 2009 and 2008

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

Note F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  As of June 30, 2009 and December 31, 2008, respectively, Mr. Laughlin has advanced approximately $32,233 and $24,040, respectively, under this agreement with a scheduled maturity date in September 2009.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the six and three month periods ended June 30, 2009 and 2008, respectively, are as follows:

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	—	—
	—	—	—	—
State:
Current	—	—	—	—
Deferred	—	—	—	—
	—	—	—	—

Total	$—	$—	$—	$—

As of June 30, 2009, the Company has an aggregate net operating loss carryforward of approximately $12,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
June 30, 2009 and 2008

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2009	2008

Statutory rate applied to income before income taxes	$(2,800)	$(3,750)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	2,800	3,750

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$11,800	$9,100
Less valuation allowance	(11,800)	(9,100)

Net Deferred Tax Asset	$—	$—

During the six months ended June 30, 2009 and during the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $2,800 and $7,100.

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

The Company had no revenue for either of the six or three month periods ended June 30, 2009 or 2008, respectively.

General and administrative expenses of approximately $7,400 and $10,900 for each of the six month periods ended June 30, 2009 and 2008, respectively, were directly related to rehabilitating and /or maintaining the corporate entity, the preparation and filing of a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934, as amended, during Calendar 2008 and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.  However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target.

Earnings per share for the respective six month periods ended June 30, 2009 and 2008 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

At June 30, 2009 and December 31, 2008, the Company had working capital of approximately $(33,000) and $(24,700), respectively.

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

(4)	Liquidity and Capital Resources

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

(5)	Critical Accounting Policies

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: August 3, 2009	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director