Form 10-Q
period 2009-09-30
HPC Acquisitions, Inc.
filed 2009-11-13
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 10, 2009: 6,984,000

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended September 30, 2009

Part I
Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
September 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash on hand and in bank	$83	$369
Prepaid expenses	—	88

TOTAL ASSETS	$83	$457

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$64	$55
Accrued interest payable to controlling stockholder	2,344	1,063
Note payable to controlling stockholder	32,633	24,040

Total Current Liabilities	35,041	25,158

Long-Term Liabilities
Note payable to controlling stockholder	—	—

Total Liabilities	35,041	25,158

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(444,377)	(434,120)

Total Stockholders’ Equity	(34,958)	(24,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83	$457

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2009 and 2008

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net revenues	$—	$—	$—	$—

Operating expenses
Professional fees	6,781	11,633	1,000	1,583
General and administrative expenses	2,195	3,301	548	2,477

Total operating expenses	8,976	14,934	1,548	4,060

Loss from operations	(8,976)	(14,934)	(1,548)	(4,060)

Other income (expense)
Interest expense on line of credit payable
to stockholder	(1,281)	(360)	(487)	(196)

Loss before provision for income taxes	(10,257)	(15,294)	(2,035)	(4,256)

Provision for income taxes	—	—	—	—

Net Loss	(10,257)	(15,294)	(2,035)	(4,256)

Other comprehensive income	—	—	—	—

Comprehensive Loss	$(10,257)	$(15,294)	$(2,035)	$(4,256)

Loss per weighted-average share of common stock outstanding, computed on net loss – basic and fully diluted	nil	nil	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000	6,984,000	6,984,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Nine months ended September 30, 2009 and 2008

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities
Net loss for the period	$(10,257)	$(15,294)
Adjustments to reconcile net loss to net
cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	88	(21)
Increase (Decrease) in
Accounts payable - trade	9	1,646
Accrued interest payable to controlling stockholder	1,281	360

Net cash used in operating activities	(8,879)	(13,309)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	8,593	13,040

Net cash provided by financing activities	8,593	13,040

Increase in Cash	(286)	(269)

Cash at beginning of period	369	1,837

Cash at end of period	$83	$1,568

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
September 30, 2009 and 2008

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
September 30, 2009 and 2008

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
September 30, 2009 and 2008

Note D - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Reorganization costs

The Company has adopted the provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the reorganization of the Company were charged to operations as incurred.

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of the Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

As of September 30, 2009, and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
September 30, 2009 and 2008

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

Note F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  As of September 30, 2009 and December 31, 2008, respectively, Mr. Laughlin has advanced approximately $32,633 and $24,040, respectively, under this agreement.  This loan matured on September 30, 2009.  The Company and Mr. Laughlin intend to negotiate an extension of the maturity date into some future period.  At this time, Mr. Laughlin has made no demand for payment.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine and three month periods ended September 30, 2009 and 2008, respectively, are as follows:

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	—	—
	—	—	—	—
State:
Current	—	—	—	—
Deferred	—	—	—	—
	—	—	—	—

Total	$—	$—	$—	$—

As of September 30, 2009, the Company has an aggregate net operating loss carryforward of approximately $37,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
September 30, 2009 and 2008

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2008

Statutory rate applied to income before income taxes	$(3,500)	$(5,200)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and application of net operating loss carryforward	3,500	5,200

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2009 and December 31, 2008, respectively:

	September 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$12,600	$9,100
Less valuation allowance	(12,600)	(9,100)

Net Deferred Tax Asset	$—	$—

During the nine months ended September 30, 2009 and during the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,500 and $7,100.

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

The Company had no revenue for either of the nine or three month periods ended September 30, 2009 or 2008, respectively.

General and administrative expenses of approximately $6,800 and $11,600 for each of the nine month periods ended September 30, 2009 and 2008, respectively, were directly related to rehabilitating and /or maintaining the corporate entity, the preparation and filing of a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934, as amended, during Calendar 2008 and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.  However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target.

Earnings per share for the respective nine month periods ended September 30, 2009 and 2008 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

At September 30, 2009 and December 31, 2008, the Company had working capital of approximately $(35,000) and $(24,700), respectively.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: November 10, 2009	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director