Form 10-K/A
period 2008-12-31
HPC Acquisitions, Inc.
filed 2010-01-04
CIK 1435224

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

HPC Acquisitions, Inc.

Index to Contents

NOTE TO READER:

This filing corrects a typographical error in our independent registered certified public accounting firm’s opinion paragraph of their letter dated February 10, 2009.  There are no other changes to this filing from its predecessor and the accounting firm has conducted no further audit work since their report date other than correct the typographical error.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2008 and 2007 and the results of its operations and cash flows for each of the years ended December 31, 2008 and 2007, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

HPC Acquisitions, Inc.

Dated: December 31, 2009	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: December 31, 2009	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director