Form 10-K
period 2009-12-31
HPC Acquisitions, Inc.
filed 2010-03-17
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 24, 2010 was approximately $98,400 based upon 984,000 shares held by non-affiliates and a closing market price of $0.10 per share on February 25, 2010.

As of March 3, 2010, there were 6,984,000 shares of Common Stock issued and outstanding.

HPC Acquisitions, Inc.

Form 10-K for the Year Ended December 31, 2009

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

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.

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

Item 1B – Unresolved Staff Comments

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

Item 4 – Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Pursuant to a letter from the Financial Industry Regulatory Authority (FINRA) dated October 14, 2008, the Company’s common stock was cleared for trading on the OTC Bulletin Board and Pink Sheets.  The Company’s equity securities trade under the symbol “HPCQ”.  Information obtained from market activity reports available on the nasdaq.com website shows that there was active trading of the Company's common stock on only six days in 2009 and one day in 2008.  The latest trade in proximity to this filing was on February 23, 2010 consisting of 3,000 shares at $.10 per share.  As of the date hereof, there is no Bid or Ask prices quoted for the Company’s common stock.

At March 3, 2010, there were approximately 114 holders of record, exclusive of shares held in street name, of the Company's Common Stock.

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

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	General

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

(2)	Results of Operations

The Company had no revenue for either of the years ended December 31, 2009 or 2008, respectively.

General and administrative expenses for each of the years ended December 31, 2009 and 2008 were approximately $10,000 and $20,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will remain relatively constant, if not decline slightly, as the Company intends to fully comply with its periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2009 and 2008 were $(0.00) and $(0.00) based on the post-forward split weighted-average shares issued and outstanding at the end of each respective period.

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

(3)	Plan of Business

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

(4)	Liquidity and Capital Resources

At December 31, 2009 and 2008, respectively, the Company had working capital of approximately $(24,800) and $1,000, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2009.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the

Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	59	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified.  Directors are elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Laughlin or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board.  There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

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

Mr. Laughlin has significant experience in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. As demonstrated by the above mentioned list of companies which consummated reverse merger transactions during the past five (5) years where Mr. Laughlin held comparable titles and duties to those he holds in the Company, we believe that Mr. Laughlin possesses the attributes, experience, and qualifications necessary to effect the Company’s stated business plan.  Furthermore, given Mr. Laughlin’s abilities and the Company’s limited financial resources, the Company has determined that it is in its best interests for Mr. Laughlin to serve as both the Company’s principal executive officer as well as Chairman of the Board of Directors.  Since Mr. Laughlin serves as the Company’s sole director, there is no designated lead director, and therefore, any and all risk oversight and risk management matters are the responsibility of Mr. Laughlin.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2009, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Code of Ethics

The Company has not adopted a code of ethics.  Since the Company has no employees and one person serving as both sole director and sole executive and financial officer, a code of ethics would have no practical benefit due to the lack of any meaningful reporting or accountability process.

Item 11 - Executive Compensation

Executive Officers

No officer or director has received any compensation from us.  Until we consummate a business combination, it is not anticipated that any officer or director will receive compensation from us.

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Our board of directors appoints our executive officers to serve at the discretion of the board.  Craig S. Laughlin is our sole officer and director.  Our directors receive no compensation from us for serving on the board.  Until we consummate a business combination, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Executive Compensation

Craig S. Laughlin has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director.  The current management and oversight of the Company requires less than four (4) hours per month.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2007	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin (4)	6,000,000	85.9%

Directors and officers as a group	6,000,000	85.9%
(1 person)

(1)	On February 25, 2009, there were 6,984,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2009 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 6,984,000 shares of common stock outstanding on December 31, 2009, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

Director Independence

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 5065 (a)(2) of the Nasdaq Listing Rules.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

1. Audit fees	$6,275	$9,400
2. Audit-related fees	—	—
3. Tax fees	675	—
4. All other fees	—	—

Totals	$6,950	$9,400

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

Item 15 - Exhibits and Financial Statement Schedules

2.1	Plan of Merger between HPC Acquisitions, Inc. and H. P. C., Incorporated dated June 8, 2006 (*)

3.1	Articles of Incorporation of HPC Acquisitions, Inc. (*)

3.2	By-Laws of HPC Acquisitions, Inc. (*)

10.1	Note payable to Craig Laughlin (*)

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-53248) on May 20, 2008.

HPC ACQUISITIONS, INC.

CONTENTS

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2009and 2008	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2009and 2008	F-4

Statement of Changes in Stockholders’ Equity
for the years ended December 31, 2009and 2008	F-5

Statements of Cash Flows
for the years ended December 31, 2009and 2008	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
HPC Acquisitions, Inc.

We have audited the accompanying balance sheets of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2009 and 2008, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2009 and 2008 and the results of its operations and cash flows for each of the years ended December 31, 2009 and 2008, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
February 11, 2010 (except for Note I
 as to which the date is February 16, 2010)

HPC ACQUISITIONS, INC.
BALANCE SHEETS
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS

Current assets
Cash on hand and in bank	$156	$369
Prepaid expenses	—	88

TOTAL ASSETS	$156	$457

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$55	$55
Accrued interest payable to controlling stockholder	2,840	1,063
Note payable to controlling stockholder	34,133	24,040

Total Current Liabilities	37,028	25,258

Long-Term Liabilities	—	—

Total Liabilities	37,028	25,258

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(446,291)	(434,120)

Total stockholders’ equity	(36,872)	(24,701)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156	$457

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2009 and 2008

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Net revenues	$—	$—

Operating expenses
Professional fees	7,853	15,023
General and administrative expenses	2,541	5,047

Total operating expenses	10,394	20,070

Loss from operations	(10,394)	(20,070)

Other income (expense)
Interest expense on line of credit payable to stockholder	(1,777)	(669)

Loss before provision for income taxes	(12,171)	(20,739)

Provision for income taxes	—	—

Net Loss	(12,171)	(20,739)

Other comprehensive income	—	—

Comprehensive Loss	$(12,171)	$(20,739)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2009 and 2008

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2008	2,328,000	$2,328	$407,091	$(412,055)	$(2,636)

Effect of August 2008 2 for 1 forward stock split	4,656,000	4,656	(4,656)	—	—

Balances at January 1, 2008, as adjusted	6,984,000	6,984	402,435	(412,055)	(2,636)

Net loss for the year	—	—	—	(20,739)	(20,739)

Balances at December 31, 2008	6,984,000	6,984	402,435	(434,120)	(24,701)

Net loss for the year	—	—	—	(12,171)	(12,171)

Balances at December 31, 2009	6,984,000	$6,984	$402,435	$(446,291)	$(36,872)

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2009 and 2008

	Year ended	Year ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities
Net loss for the period	$(12,171)	$(20,739)
Adjustments to reconcile net loss to net
cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	88	45
Increase (Decrease) in
Accounts payable - trade	—	(483)
Accrued interest payable to controlling stockholder	1,777	669

Net cash used in operating activities	(10,306)	(20,508)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	10,093	19,040

Net cash provided by financing activities	10,093	19,040

Increase in Cash	(213)	(1,468)

Cash at beginning of period	369	1,837

Cash at end of period	$156	$369

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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
December 31, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification.  The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.  As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

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

As of December 31, 2009 and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
December 31, 2009 and 2008

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - NOTE PAYABLE TO CONTROLLING STOCKHOLDER

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  As of December 31, 2009 and 2008, respectively, Mr. Laughlin has advanced approximately $34,133 and $24,040 under this agreement.  This loan matured on September 30, 2009.  The Company and Mr. Laughlin intend to negotiate an extension of the maturity date into some future period.  At this time, Mr. Laughlin has made no demand for payment.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2009 and 2008, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of December 31, 2009, the Company has an aggregate net operating loss carryforward of approximately $38,800 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Statutory rate applied to income before income taxes	$(4,100)	$(7,100)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	4,100	7,100

Income tax expense	$—	$—

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009 and 2008

NOTE G - INCOME TAXES - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2009 and 2008, respectively:

	December 31,	December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards	$13,200	$9,100
Less valuation allowance	(13,200)	(9,100)

Net Deferred Tax Asset	$—	$—

During each of the years ended December 31, 2008 and 2007, respectively, the valuation allowance against the deferred tax asset increased by approximately $4,100 and $7,100.

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

NOTE I - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through February 16, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPC Acquisitions, Inc.

Dated: March 3, 2010	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 3, 2010	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director