Form 10-Q
period 2010-03-31
HPC Acquisitions, Inc.
filed 2010-05-14
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 12, 2010: 6,984,000

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended March 31, 2010

Part I

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009

ASSETS
Current assets
Cash on hand and in bank	$57	$156

TOTAL ASSETS	$57	$156

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$2,677	$55
Accrued interest payable to controlling stockholder	3,353	2,840
Note payable to controlling stockholder	35,383	34,133

Total Current Liabilities	41,413	37,028

Long-Term Liabilities	—	—

Total Liabilities	41,413	37,028

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(450,775)	(446,291)

Total stockholders’ equity	(41,356)	(36,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57	$156

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2010 and 2009

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009

Net revenues	$—	$—

Operating expenses
Professional fees	2,941	2,867
General and administrative expenses	1,030	741

Total operating expenses	3,971	3,508

Loss from operations	(3,971)	(3,508)

Other income (expense)
Interest expense on line of credit payable to stockholder	(513)	(356)

Loss before provision for income taxes	(4,484)	(3,964)

Provision for income taxes	—	—

Net Loss	(4,484)	(3,964)

Other comprehensive income	—	—

Comprehensive Loss	$(4,484)	$(3,964)

Loss per weighted-average share of common stock outstanding, computed on net loss –
basic and fully diluted	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Three months ended March 31, 2010 and 2009

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009

Cash flows from operating activities
Net loss for the period	$(4,484)	$(3,964)
Adjustments to reconcile net loss to net
cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	—	66
Increase (Decrease) in
Accounts payable - trade	2,622	—
Accrued interest payable to controlling stockholder	513	356

Net cash used in operating activities	(1,349)	(3,542)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	1,250	3,693

Net cash provided by financing activities	1,250	3,693

Increase in Cash	(99)	151

Cash at beginning of period	156	369

Cash at end of period	$57	$520

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
March 31, 2010 and December 31, 2009

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

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

NOTE B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

NOTE C - Going Concern Uncertainty

Since December 31, 1973, the Company has had no operations and currently has limited cash on hand, no operating assets and a business plan with inherent risk.  The Company’s current business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  Management is of the belief that sufficient operating capital exists to support the Company’s requirements during the next twelve months.  However, should the current working capital be insufficient, the Company may become reliant on additional funds loaned by management and/or significant stockholders.  In this scenario, the Company’s current majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

In such a restricted cash flow scenario, the Company may be unable to complete its business plan steps, and would, instead, delay all cash intensive activities.  Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company anticipates offering future sales of equity securities.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s articles of incorporation authorizes the issuance of up to 10,000,000 million shares of preferred stock and 50,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

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

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2007.  The Company does not anticipate any examinations of returns filed since 2007.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

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

NOTE F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  As of March 31, 2010 and December 31, 2009, respectively, Mr. Laughlin has advanced an aggregate of approximately $35,383 and $34,133 under this agreement.  This loan matures on September 20, 2010.

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2010 and 2009, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of March 31, 2010, the Company has an aggregate net operating loss carryforward of approximately $43,400 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

NOTE G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009

Statutory rate applied to income before income taxes	$(1,500)	$(1,350)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,500	1,350

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of March 31, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$14,700	$13,200
Less valuation allowance	(14,700)	(13,200)

Net Deferred Tax Asset	$—	$—

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through May 13, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

(3)	Plan of Operations

The Company had no revenue for either of three month periods ended March 31, 2010 and 2009, respectively.

General and administrative expenses of approximately $4,000 and $3,500 for each of the three month periods ended March 31, 2010 and 2009, respectively, were directly related to rehabilitating and /or maintaining the corporate entity, continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.  However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target.

Earnings per share for the respective three month periods ended March 31, 2010 and 2009 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

(4)	Plan of Business

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

(5)	Liquidity and Capital Resources

At March 31, 2010 and December 31, 2009, the Company had working capital of approximately $(41,000) and $(37,000), respectively.

It is the belief of management and significant stockholders that, should the need arise, they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Not required of a smaller reporting company.

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - [ Reserved ]

Item 5 - Other Information

None

Item 6 - Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPC Acquisitions, Inc.

Dated: May 13, 2010	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director