Form 10-Q
period 2010-09-30
HPC Acquisitions, Inc.
filed 2010-10-28
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 27, 2010: 6,984,000

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended September 30, 2010

Part I

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
September 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash on hand and in bank	$87	$156

TOTAL ASSETS	$87	$156

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$419	$55
Accrued interest payable to controlling stockholder	4,521	2,840
Note payable to controlling stockholder	42,533	34,133

Total Current Liabilities	47,473	37,028

Long-Term Liabilities	—	—

Total Liabilities	47,473	37,028

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(456,805)	(446,291)

Total stockholders’ equity	(47,386)	(36,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87	$156

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2010 and 2009

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net revenues	$—	$—	$—	$—

Operating expenses
Professional fees	6,347	6,781	1,408	1,000
General and administrative expenses	2,486	2,195	650	548

Total operating expenses	8,833	8,976	2,058	1,548

Loss from operations	(8,833)	(8,976)	(2,058)	(1,548)

Other income (expense)
Interest expense on line of credit payable to stockholder	(1,681)	(1,281)	(609)	(487)

Loss before provision for income taxes	(10,514)	(10,257)	(2,667)	(2,035)

Provision for income taxes	—	—	—	—

Net Loss	(10,514)	(10,257)	(2,667)	(2,035)

Other comprehensive income	—	—	—	—

Comprehensive Loss	$(10,514)	$(10,257)	$(2,667)	$(2,035)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	nil	nil	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000	6,984,000	6,984,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Nine months ended September 30, 2010 and 2009

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities
Net loss for the period	$(10,514)	$(10,257)
Adjustments to reconcile net loss to net
cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	—	88
Increase (Decrease) in
Accounts payable - trade	364	9
Accrued interest payable to controlling stockholder	1,681	1,281

Net cash used in operating activities	(8,469)	(8,879)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	8,400	8,593

Net cash provided by financing activities	8,400	8,593

Increase in Cash	(69)	(286)

Cash at beginning of period	156	369

Cash at end of period	$87	$83

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
September 30, 2010 and December 31, 2009

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
September 30, 2010 and December 31, 2009

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
September 30, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

4.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

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

NOTE F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  As of September 30, 2010 and December 31, 2009, respectively, Mr. Laughlin has advanced an aggregate of approximately $39,883 and $34,133 under this agreement.  This loan matured on September 20, 2010 and no demand for repayment has been made.

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the nine months ended September 30, 2010 and 2009, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of September 30, 2010, the Company has an aggregate net operating loss carryforward of approximately $49,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

NOTE G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2009

Statutory rate applied to income before income taxes	$(3,600)	$(3,500)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	3,600	3,500

Income tax expense	$—	$—

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of September 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$16,800	$13,200
Less valuation allowance	(16,800)	(13,200)

Net Deferred Tax Asset	$—	$—

During the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,600 and $4,100.

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through October 27, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Plan of Operations

The Company had no revenue for either of nine or three month periods ended September 30, 2010 and 2009, respectively.

General and administrative expenses of approximately $10,500 and $10,300 for each of the nine month periods ended September 30, 2010 and 2009, respectively, were directly related to maintaining the corporate entity, continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.

Earnings per share for the respective nine month periods ended September 30, 2010 and 2009 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, the Company had working capital of approximately $(47,000) and $(37,000), respectively.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: October 27, 2010	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director