Form 10-K
period 2010-12-31
HPC Acquisitions, Inc.
filed 2011-03-01
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 28, 2011 was approximately $103,320 based upon 984,000 shares held by non-affiliates and a closing market price of $0.105 per share, per www.bigcharts.com.

As of February 28, 2011, there were 6,984,000 shares of Common Stock issued and outstanding.

HPC Acquisitions, Inc.

Form 10-K for the Year Ended December 31, 2010

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

On November 18, 2010, the Company entered into negotiations with Quest Water Solutions, Inc. (Quest) (a Canadian-based corporation) to consummate a business acquisition transaction.  Quest paid the Company a non-refundable fee of $5,000 for the exclusive negotiating rights with the Company.  The ultimate conclusion of this proposed transaction is subject to the satisfactory conclusion of the appropriate due diligence by all parties and negotiation of the final terms of a definitive agreement.  At this time, the ultimate outcome of these negotiations is uncertain and there is no assurance that the Company will reach any final agreement with Quest.

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

Item 1B - Unresolved Staff Comments

None

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

Item 4 - [Removed and Reserved]

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Pursuant to a letter from the Financial Industry Regulatory Authority (FINRA) dated October 14, 2008, the Company’s common stock was cleared for trading on the OTC Bulletin Board and Pink Sheets.  The Company’s equity securities trade under the symbol “HPCQ”.  Information obtained from market activity reports available on the nasdaq.com website shows that there was active trading of the Company's common stock on only 1 day (through February 28, 2011) in 2011, seven days in 2010, six days in 2009 and one day in 2008.  The latest trade in proximity to this filing was on February 24, 2011 consisting of 600 shares at $0.105 per share.  As of the date hereof, there is no Bid or Ask quoted for the Company’s common stock.

At February 28, 2011, there were approximately 114 holders of record, exclusive of shares held in street name, of the Company's Common Stock.

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

(3) Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2010 or 2009, respectively.

General and administrative expenses for each of the years ended December 31, 2010 and 2009 were approximately $12,000 and $10,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will remain relatively constant, if not decline slightly, as the Company intends to fully comply with its periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2010 and 2009 were $(0.00) and $(0.00) based on the post-forward split weighted-average shares issued and outstanding at the end of each respective period.

On November 18, 2010, the Company reached an understanding for pursuing negotiations on a business combination transaction with Quest Water Solutions, Inc. (Quest) (a Canadian corporation).  Any proposed transaction with Quest is subject to the completion of all appropriate due diligence on the part of both parties and negotiation of the final terms of a definitive agreement.  Quest paid the Company a non-refundable $5,000 fee to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of this report, no definitive agreement exists and there is no assurance of any definitive agreement will be reached or a transaction closed.

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

(5) Liquidity and Capital Resources

At December 31, 2010 and 2009, respectively, the Company had working capital of approximately $(48,000) and $(36,900), respectively; inclusive of stockholder debt and accrued interest of approximately $(47,600) and $(37,000), respectively.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2010.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	60	President, Chief Executive Officer
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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2008	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin (4)	6,000,000	85.9%

Directors and officers as a group	6,000,000	85.9%
(1 person)

(1)	On January 6, 2011, there were 6,984,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

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

(3)
In determining the percent of voting stock owned by a person on December 31, 2010 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 6,984,000 shares of common stock outstanding on December 31, 2010, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Laughlin is our sole officer, including president, and sole director. Mr. Laughlin’s address is 10935 57th Avenue North, Plymouth, MN 55442.

Changes in Control

On November 18, 2010, the Company reached an understanding for pursuing negotiations on a business combination transaction with Quest Water Solutions, Inc. (Quest) (a Canadian corporation).  Any proposed transaction with Quest is subject to the completion of all appropriate due diligence on the part of both parties and negotiation of the final terms of a definitive agreement.  Quest paid the Company a non-refundable $5,000 fee to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of this report, no definitive agreement exists and there is no assurance of any definitive agreement will be reached or a transaction closed.

On February 7, 2011, Craig Laughlin entered into an agreement with an unrelated third-party purchaser pursuant to which the purchaser acquired for $100,000 a right to purchase 3,000,000 shares of the Company’s common stock owned by Mr. Laughlin for $50,000.  The purchaser also acquired the right to purchase the note payable by the Company to Mr. Laughlin ($47,853 at December 31, 2010), which must be exercised concurrently with the right to purchase common shares from Mr. Laughlin.  The ability of the purchaser to exercise the right is subject to a material condition, which is consummating a business reorganization between the Company and Quest prior to July 15, 2011.  If the business reorganization is not completed, the right expires and Mr. Laughlin retains the $100,000 paid to acquire the rights.  As there is no definitive agreement between the Company and Quest, and no assurance such an agreement will be reached or a transaction closed, it is not possible to predict whether the purchaser will ever be able to exercise the rights and acquire the common stock and note payable covered by the agreement.

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

Director Independence

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

1. Audit fees	$5,750	$6,275
2. Audit-related fees	—	—
3. Tax fees	400	675
4. All other fees	—	—

Totals	$6,150	$6,950

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

PART IV
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

(*) Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-53248) on May 20, 2008.

(Financial statements follow starting at page F-1)

HPC ACQUISITIONS, INC.

CONTENTS

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2010 and 2009	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2010 and 2009	F-4

Statement of Changes in Stockholders’ Equity
for the years ended December 31, 2010 and 2009	F-5

Statements of Cash Flows
for the years ended December 31, 2010 and 2009	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
HPC Acquisitions, Inc.

We have audited the accompanying balance sheets of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2010 and 2009 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2010 and 2009, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2010 and 2009 and the results of its operations and cash flows for each of the years ended December 31, 2010 and 2009, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the financial statements, the Company has no operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
January 6, 2011 (except for Note J
as to which the date is March 1, 2011)

HPC ACQUISITIONS, INC.
BALANCE SHEETS
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

ASSETS

Current assets
Cash on hand and in bank	$4	$156
Prepaid expenses	2,056	—

TOTAL ASSETS	$2,060	$156

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$380	$55
Accrued interest payable to controlling stockholder	5,165	2,840
Note payable to controlling stockholder	42,688	34,133

Total Current Liabilities	48,233	37,028

Long-Term Liabilities	—	—

Total Liabilities	48,233	37,028

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(455,592)	(446,291)

Total stockholders’ equity	(46,173)	(36,872)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4	$156

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2010 and 2009

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Net revenues	$—	$—

Operating expenses
Professional fees	9,041	7,853
General and administrative expenses	2,935	2,541

Total operating expenses	11,976	10,394

Loss from operations	(11,976)	(10,394)

Other income (expense)
Miscellaneous income	5,000	—
Interest expense on line of credit payable to stockholder	(2,325)	(1,777)

Loss before provision for income taxes	(9,301)	(12,171)

Provision for income taxes	—	—

Net Loss	(9,301)	(12,171)

Other comprehensive income	—	—

Comprehensive Loss	$(9,301)	$(12,171)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2010 and 2009

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2009	6,984,000	$6,984	$402,435	$(434,120)	$(24,701)

Net loss for the year	—	—	—	(12,171)	(12,171)

Balances at December 31, 2009	6,984,000	6,984	402,435	(446,291)	(36,872)

Net loss for the year	—	—	—	(9,301)	(9,301)

Balances at December 31, 2010	6,984,000	$6,984	$402,435	$(455,592)	$(46,173)

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2010 and 2009

	Year ended	Year ended
	December 31,	December 31,
	2010	2009
Cash flows from operating activities
Net loss for the period	$(9,301)	$(12,171)
Adjustments to reconcile net loss to net
cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	(2,056)	88
Increase (Decrease) in
Accounts payable - trade	325	—
Accrued interest payable to controlling stockholder	2,325	1,777

Net cash used in operating activities	(8,707)	(10,306)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	8,555	10,093

Net cash provided by financing activities	8,555	10,093

Increase in Cash	(152)	(213)

Cash at beginning of period	156	369

Cash at end of period	$4	$156

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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
December 31, 2010 and 2009

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2010 and 2009, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
December 31, 2010 and 2009

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - NOTE PAYABLE TO CONTROLLING STOCKHOLDER

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010.  As of December 31, 2010 and 2009, respectively, Mr. Laughlin has advanced approximately $42,688 and $34,133 under this agreement.  This loan matured during September 30, 2010 and Mr. Laughlin has made no demand for payment.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2010 and 2009, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2010	2009
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of December 31, 2010, the Company has an aggregate net operating loss carryforward of approximately $48,200 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Statutory rate applied to income before income taxes	$(3,200)	$(4,100)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	3,200	4,100

Income tax expense	$—	$—

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2010 and 2009

NOTE G - INCOME TAXES - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$16,400	$13,200
Less valuation allowance	(16,400)	(13,200)

Net Deferred Tax Asset	$—	$—

During each of the years ended December 31, 2010 and 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,200 and $4,100.

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

NOTE I - CONTINGENCY

On November 18, 2010, the Company reached an understanding for pursuing negotiations on a business combination transaction with Quest Water Solutions, Inc. (Quest) (a Canadian corporation).  Any proposed transaction with Quest is subject to the completion of all appropriate due diligence on the part of both parties and negotiation of the final terms of a definitive agreement.  Quest paid the Company a non-refundable $5,000 fee to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of this report, no definitive agreement exists and there is no assurance of any definitive agreement will be reached or a transaction closed.

NOTE J - SUBSEQUENT EVENTS

On February 7, 2011, the Company’s sole officer and director, Craig Laughlin, entered into an agreement with an unrelated third-party purchaser pursuant to which the purchaser acquired, for $100,000, a right to purchase 3,000,000 shares of the Company’s common stock owned by Mr. Laughlin for $50,000.  The purchaser also acquired the right to purchase the note payable by the Company to Mr. Laughlin ($47,853 at December 31, 2010), which must be exercised concurrently with the right to purchase common shares from Mr. Laughlin.  The ability of the purchaser to exercise the right is subject to a material condition, which is consummating a business reorganization between the Company and Quest prior to July 15, 2011.  If the business reorganization is not completed, the right expires and Mr. Laughlin retains the $100,000 paid to acquire the rights.  As there is no definitive agreement between the Company and Quest, and no assurance such an agreement will be reached or a transaction closed, it is not possible to predict whether the purchaser will ever be able to exercise the rights and acquire the common stock and note payable covered by the agreement.

Management has evaluated all activity of the Company through March 1, 2011 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPC Acquisitions, Inc.

Dated: March 1, 2011	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 1, 2011	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director