Form 10-Q
period 2011-06-30
HPC Acquisitions, Inc.
filed 2011-08-15
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 15, 2011:  6,984,000

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended June 30, 2011

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash on hand and in bank	$628	$4
Prepaid expenses	4,902	2,056

TOTAL ASSETS	$5,530	$2,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$378	$380
Accrued interest payable to controlling stockholder	6,435	5,165
Note payable to controlling stockholder	42,688	42,688

Total Liabilities	49,501	48,233

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(453,390)	(455,592)

Total stockholders’ equity	(43,971)	(46,173)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,530	$2,060

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2011 and 2010

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net revenues	$—	$—	$—	$—

Operating expenses
Professional fees	14,749	4,939	3,488	1,998
General and administrative expenses	1,279	1,836	316	806

Total operating expenses	16,028	6,775	3,804	2,804

Loss from operations	(16,028)	(6,775)	(3,804)	(2,804)

Other income (expense)
Miscellaneous income	19,500	—	8,000	—
Interest expense on line of credit payable to stockholder	(1,270)	(1,072)	(638)	(559)

Income (Loss) before provision for income taxes	2,202	(7,847)	3,558	(3,363)

Provision for income taxes	—	—	—	—

Net Income (Loss)	2,202	(7,847)	3,558	(3,363)

Other comprehensive income	—	—	—	—

Comprehensive Income (Loss)	$2,202	$(7,847)	$3,558	$(3,363)

Income (Loss) per weighted-average share of common stock outstanding, computed on net loss –
basic and fully diluted	nil	nil	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000	6,984,000	6,984,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Six months ended June 30, 2011 and 2010

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities
Net loss for the period	$2,202	$(7,847)
Adjustments to reconcile net loss to net cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	(2,846)	—
Increase (Decrease) in
Accounts payable - trade	(2)	912
Accrued interest payable to controlling stockholder	1,270	1,072

Net cash used in operating activities	624	(5,863)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	—	5,750

Net cash provided by financing activities	—	5,750

Increase in Cash	624	(113)

Cash at beginning of period	4	156

Cash at end of period	$628	$43

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
June 30, 2011 and December 31, 2010

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

The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit.  On November 18, 2010, the Company entered into an agreement to enter into a business combination transaction with Quest Water Solutions, Inc. (a Canadian corporation) subject to the completion of all appropriate due diligence on the part of both parties.  Through June 30, 2011, Quest Water Solutions, Inc. paid the Company cumulative non-refundable fees of approximately $24,500 to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of these financial statements, no definitive agreements exist and the proposed transaction has not closed.

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

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

NOTE C - Going Concern Uncertainty

The Company has no operations, limited cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditor has issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
June 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2011 and 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
June 30, 2011 and December 31, 2010

NOTE F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010.  As of June 30, 2011 and December 31, 2010, respectively, Mr. Laughlin has advanced approximately $42,688 under this agreement.  This loan matured during September 30, 2010 and is currently due upon demand.  Mr. Laughlin has made no demand for payment.

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2011 and 2010, respectively, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of June 30, 2011, the Company has an aggregate net operating loss carryforward of approximately $46,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six months ended June 30, 2011 and 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010

Statutory rate applied to income before income taxes	$800	$(1 ,100)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	(800)	1,100

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2011 and December 31, 2010, respectively:

	June 30,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$15,600	$16,400
Less valuation allowance	(15,600)	(16,400)

Net Deferred Tax Asset	$—	$—

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

NOTE G - Income Taxes - Continued

During each of the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, the valuation allowance against the deferred tax asset increased (decreased) by approximately $(800) and $3,200.

NOTE H - Contingency

On November 18, 2010, the Company entered into an agreement to enter into a business combination transaction with Quest Water Solutions, Inc. (a Canadian corporation) subject to the completion of all appropriate due diligence on the part of both parties.  Through June 30, 2011, Quest Water Solutions, Inc. paid the Company cumulative non-refundable fees of approximately $24,500 to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of these financial statements, no definitive agreements exist and the proposed transaction has not closed.

NOTE I - Subsequent Events

Management has evaluated all activity of the Company through August 5, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

On November 18, 2010, the Company entered into an agreement to enter into a business combination transaction with Quest Water Solutions, Inc. (a Canadian corporation) subject to the completion of all appropriate due diligence on the part of both parties.  Through June 30, 2011, Quest Water Solutions, Inc. paid the Company cumulative non-refundable fees of approximately $24,500 to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of this filing, no definitive agreements exist and the proposed transaction has not closed.

(3) Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2011 or 2010, respectively.

General and administrative expenses of approximately $16,000 and $7,000 for each of the six month periods ended June 30, 2011 and 2010, respectively, were directly related to maintaining the corporate entity, continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.

Earnings per share for the respective six month periods ended June 30, 2011 and 2010 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

(4) Plan of Business

Contingent Transaction

On November 18, 2010, the Company entered into an agreement to enter into a business combination transaction with Quest Water Solutions, Inc. (a Canadian corporation) subject to the completion of all appropriate due diligence on the part of both parties.  Through June 30, 2011, Quest Water Solutions, Inc. paid the Company cumulative non-refundable fees of approximately $24,500 to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of these financial statements, no definitive agreements exist and the proposed transaction has not closed.

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

(5) Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, the Company had working capital of approximately $(45,000) and $(46,000), respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officer believes that the financial statements included in this report fairly presents, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPC Acquisitions, Inc.

Dated: August 15, 2011	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director