Form 10-Q
period 2011-09-30
HPC Acquisitions, Inc.
filed 2011-11-08
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 5, 2011:  6,984,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended September 30, 2011

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
September 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010
ASSETS

Current assets
Cash on hand and in bank	$220	$4
Prepaid expenses	3,902	2,056

TOTAL ASSETS	$4,122	$2,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$1,655	$380
Accrued interest payable to controlling stockholder	7,088	5,165
Note payable to controlling stockholder	43,148	42,688

Total Liabilities	51,891	48,233

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(457,188)	(455,592)

Total stockholders’ equity	(43,971)	(46,173)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,530	$2,060

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2011 and 2010

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Net revenues	$—	$—	$—	$—

Operating expenses
Professional fees	16,099	6,347	1,350	1,408
General and administrative expenses	3,074	2,486	1,795	650

Total operating expenses	19,173	8,333	3,145	2,058

Loss from operations	(19,173)	(8,333)	(3,145)	(2,058)

Other income (expense)
Miscellaneous income	19,500	—	—	—
Interest expense on line of credit payable to stockholder	(1,923)	(1,681)	(652)	(609)

Income (Loss) before provision for income taxes	(1,596)	(10,514)	(3,797)	(2,667)

Provision for income taxes	—	—	—	—

Net Income (Loss)	(1,596)	(10,514)	(3,797)	(2,667)

Other comprehensive income	—	—	—	—

Comprehensive Income (Loss)	$(1,596)	$(10,514)	$(3,797)	$(2,667)

Income (Loss) per weighted-average share of common stock outstanding, computed on net loss –
basic and fully diluted	nil	nil	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000	6,984,000	6,984,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Nine months ended September 30, 2011 and 2010

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities
Net loss for the period	$(1,596)	$(10,514)
Adjustments to reconcile net loss to net cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	(1,846)	—
Increase (Decrease) in
Accounts payable - trade	1,275	364
Accrued interest payable to controlling stockholder	1,923	1,681

Net cash used in operating activities	(244)	(8,469)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	460	8,400

Net cash provided by financing activities	460	8,400

Increase in Cash	216	(69)

Cash at beginning of period	4	156

Cash at end of period	$220	$87

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
September 30, 2011 and December 31, 2010

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

The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit.  On November 18, 2010, the Company entered into an agreement to enter into a business combination transaction with Quest Water Solutions, Inc. (a Canadian corporation) subject to the completion of all appropriate due diligence on the part of both parties.  Through June 30, 2011, Quest Water Solutions, Inc. paid the Company cumulative non-refundable fees of approximately $24,500 to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of these financial statements, the agreement has expired and the proposed transaction is no longer under consideration.

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2011 and 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
September 30, 2011 and December 31, 2010

NOTE F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010.  As of September 30, 2011 and December 31, 2010, respectively, Mr. Laughlin has advanced approximately $43,148 and $42,688 under this agreement.  This loan matured during September 30, 2010 and is currently due upon demand.  Mr. Laughlin has made no demand for payment.

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2011 and 2010, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of September 30, 2011, the Company has an aggregate net operating loss carryforward of approximately $49,700 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine months ended September 30, 2011 and 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010

Statutory rate applied to income before income taxes	$(1,300)	$(1,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	1,300	1,000

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2011 and December 31, 2010, respectively:

	September 30,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$17,000	$16,400
Less valuation allowance	(17,000)	(16,400)

Net Deferred Tax Asset	$—	$—

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

NOTE G - Income Taxes - Continued

During each of the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $600 and $3,200.

NOTE H - Contingency

On November 18, 2010, the Company entered into an agreement to enter into a business combination transaction with Quest Water Solutions, Inc. (a Canadian corporation) subject to the completion of all appropriate due diligence on the part of both parties.  Through June 30, 2011, Quest Water Solutions, Inc. paid the Company cumulative non-refundable fees of approximately $24,500 to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of these financial statements, the agreement has expired and the proposed transaction is no longer under consideration.

NOTE I - Subsequent Events

Management has evaluated all activity of the Company through November 5, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

On November 18, 2010, the Company entered into an agreement to enter into a business combination transaction with Quest Water Solutions, Inc. (a Canadian corporation) subject to the completion of all appropriate due diligence on the part of both parties.  Through June 30, 2011, Quest Water Solutions, Inc. paid the Company cumulative non-refundable fees of approximately $24,500 to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of these financial statements, the agreement has expired and the proposed transaction is no longer under consideration.

(3) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2011 or 2010, respectively.

General and administrative expenses of approximately $19,000 and $9,000 for each of the nine month periods ended September 30, 2011 and 2010, respectively, were directly related to maintaining the corporate entity, continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.

Earnings per share for the respective nine month periods ended September 30, 2011 and 2010 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

(4) Plan of Business

Contingent Transaction

On November 18, 2010, the Company entered into an agreement to enter into a business combination transaction with Quest Water Solutions, Inc. (a Canadian corporation) subject to the completion of all appropriate due diligence on the part of both parties.  Through June 30, 2011, Quest Water Solutions, Inc. paid the Company cumulative non-refundable fees of approximately $24,500 to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence.  As of the date of these financial statements, the agreement has expired and the proposed transaction is no longer under consideration.

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

(5) Liquidity and Capital Resources

At September 30, 2011 and December 31, 2010, the Company had working capital of approximately $(48,000) and $(46,000), respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: November 5, 2011	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director