Form 10-K
period 2011-12-31
HPC Acquisitions, Inc.
filed 2012-03-15
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report under Section 13 or 15(d) of the The Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last reported trade dated January 20, 2012 was approximately $49,200 based upon 984,000 shares held by non-affiliates and a closing market price of $0.05 per share, per www.bigcharts.com.

As of March 14, 2012, there were 6,984,000 shares of Common Stock issued and outstanding.

HPC Acquisitions, Inc.

Form 10-K for the Year Ended December 31, 2011

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

On November 18, 2010, the Company reached an understanding for pursuing negotiations on a business combination transaction with Quest Water Solutions, Inc. (Quest) (a Canadian corporation) to consummate a business acquisition transaction.  Consummation of the contemplated transaction with Quest was subject to the satisfactory completion of all appropriate due diligence on the part of both parties and negotiation of the final terms of a definitive agreement.  Quest paid the Company non-refundable fees to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence totaling approximately $19,500 and $5,000 during each of the years ended December 31, 2011 and 2010, respectively.

On February 7, 2011, the Company’s sole officer and director, Craig Laughlin, entered into an option agreement with an unrelated third-party purchaser, pursuant to which the purchaser acquired, for $100,000, a right to purchase 3,000,000 shares of the Company’s common stock owned by Mr. Laughlin for $50,000. The purchaser also acquired the right to purchase the note payable by the Company to Mr. Laughlin ($47,853 at December 31, 2010), which was required to be exercised concurrently with the right to purchase the common shares from Mr. Laughlin. The ability of the purchaser to exercise these rights was subject to a material condition, which was the consummation of a business reorganization between the Company and Quest prior to July 15, 2011.  The Agreement provided that if the business reorganization was not completed, the rights would expire, and Mr. Laughlin would be entitled to retain the $100,000 paid to acquire the rights.

During the quarter ended September 30, 2011, the Company’s agreement with Quest and the option agreement between Mr. Laughlin and the unrelated third-party both expired.  The proposed transaction is no longer under consideration, and the Company has no further obligations related to either  agreement.

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

Item 4 - Mine Safety Disclosures

Not applicable to the Company.

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Pursuant to a letter from the Financial Industry Regulatory Authority (FINRA) dated October 14, 2008, the Company’s common stock was cleared for trading on the OTC Bulletin Board and Pink Sheets.  The Company’s equity securities trade under the symbol “HPCQ”.  Information obtained from market activity reports available on the nasdaq.com website shows that there was active trading of the Company’s common stock on only two (2) days (through March 14, 2012), 19 days in 2011, seven (7) days in 2010, six (6) days in 2009 and one (1) day in 2008.  The latest trade in proximity to this filing was on January 25, 2012 consisting of 200 shares at $0.05 per share.  As of the date hereof, there is no Bid or Ask quoted for the Company’s common stock.

At March 14, 2012, there were approximately 114 holders of record, exclusive of shares held in street name, of the Company’s Common Stock.

Dividends

Since its inception, no dividends have been paid on the Company’s common stock.  Future dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, and capital requirements and financial conditions.  The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors.  The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company’s stockholders will benefit.  The Company is not currently engaged in any negotiations and continues to search for a suitable merger or acquisition candidate.

(3) Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2010 or 2009, respectively.

General and administrative expenses for each of the years ended December 31, 2011 and 2010 were approximately $23,000 and $12,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  The 2011 increase directly relates to due diligence, principally legal fees, related to the proposed transaction with Quest.  It is anticipated that future expenditure levels will remain relatively constant, if not decline slightly, as the Company intends to fully comply with its periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2011 and 2010 were $(0.00) and $(0.00) based on the post-forward split weighted-average shares issued and outstanding at the end of each respective period.

On November 18, 2010, the Company reached an understanding for pursuing negotiations on a business combination transaction with Quest Water Solutions, Inc. (Quest) (a Canadian corporation) to consummate a business acquisition transaction.  Consummation of the contemplated transaction with Quest was subject to the satisfactory completion of all appropriate due diligence on the part of both parties and negotiation of the final terms of a definitive agreement.  Quest paid the Company non-refundable fees to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence totaling approximately $19,500 and $5,000 during each of the years ended December 31, 2011 and 2010, respectively.

On February 7, 2011, the Company’s sole officer and director, Craig Laughlin, entered into an option agreement with an unrelated third-party purchaser, pursuant to which the purchaser acquired, for $100,000, a right to purchase 3,000,000 shares of the Company’s common stock owned by Mr. Laughlin for $50,000. The purchaser also acquired the right to purchase the note payable by the Company to Mr. Laughlin ($47,853 at December 31, 2010), which was required to be exercised concurrently with the right to purchase the common shares from Mr. Laughlin. The ability of the purchaser to exercise these rights was subject to a material condition, which was the consummation of a business reorganization between the Company and Quest prior to July 15, 2011.  The Agreement provided that if the business reorganization was not completed, the rights would expire, and Mr. Laughlin would be entitled to retain the $100,000 paid to acquire the rights.

During the quarter ended September 30, 2011, the Company’s agreement with Quest and the option agreement between Mr. Laughlin and the unrelated third-party both expired.  The proposed transaction is no longer under consideration, and the Company has no further obligations related to either  agreement.

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

(5) Liquidity and Capital Resources

At December 31, 2011 and 2010, respectively, the Company had working capital of approximately $(52,000) and $(48,000), respectively; inclusive of stockholder debt and accrued interest of approximately $(52,600) and $(47,600), respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s need for working capital may change dramatically as a result of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the year ended December 31, 2011.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company’s internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company’s bills, and (3) there is no separate audit committee.  As a result, the Company’s internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	61	President, Chief Executive Officer
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

The directors and officers will devote their time to the Company’s affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2011, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

(Remainder of this page left blank intentionally)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin (4)	6,000,000	85.9%

Directors and officers as a group	6,000,000	85.9%
(1 person)

(1)	On March 14, 2012, there were 6,984,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)
Under applicable SEC rules, a person is deemed the “beneficial owner” of a security with regard to which the  person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the  voting of the security, or (b) the investment power, which includes the power to dispose,  or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security.  Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person on December 31, 2011 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 6,984,000 shares of common stock outstanding on December 31, 2011, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Laughlin is our sole officer, including president, and sole director. Mr. Laughlin’s address is 10935 57th Avenue North, Plymouth, MN 55442.

Changes in Control

None.

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

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees	$7,650	$5,750
2. Audit-related fees	—	—
3. Tax fees	225	400
4. All other fees	—	—

Totals	$7,875	$6,150

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

The Company has no formal audit committee.  However, the entire Board of Directors (Board) is the Company’s defacto audit committee.  In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company’s internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 15 - Exhibits and Financial Statement Schedules

2.1	Plan of Merger between HPC Acquisitions, Inc. and H. P. C., Incorporated dated June 8, 2006 (*)
3.1	Articles of Incorporation of HPC Acquisitions, Inc. (*)
3.2	By-Laws of HPC Acquisitions, Inc. (*)
10.1	Note payable to Craig Laughlin (*)
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(*)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 000-53248) on May 20, 2008.

(Financial statements follow starting at page F-1)

HPC ACQUISITIONS, INC.

CONTENTS

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2011 and 2010	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2011 and 2010	F-4

Statement of Changes in Stockholders’ Equity
for the years ended December 31, 2011 and 2010	F-5

Statements of Cash Flows
for the years ended December 31, 2011 and 2010	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
HPC Acquisitions, Inc.

We have audited the accompanying balance sheets of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2011 and 2010 and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2011 and 2010, respectively.  These financial statements are the sole responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2011 and 2010 and the results of its operations and cash flows for each of the years ended December 31, 2011 and 2010, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note C to the financial statements, the Company has no operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity.  These circumstances create substantial doubt about the Company’s ability to continue as a going concern and are discussed in Note C.  The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA

Dallas, Texas
February 16, 2012 (except for Note J
as to which the date is March 14, 2012)

HPC ACQUISITIONS, INC.
BALANCE SHEETS
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS

Current assets
Cash on hand and in bank	$14	$4
Prepaid expenses	2,000	2,056

TOTAL ASSETS	$2,014	$2,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$1,638	$380
Accrued interest payable to controlling stockholder	7,740	5,165
Note payable to controlling stockholder	44,848	42,688

Total Current Liabilities	54,226	48,233

Long-Term Liabilities	—	—

Total Liabilities	54,226	48,233

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(461,631)	(455,592)

Total stockholders’ equity	(52,212)	(46,173)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,014	$2,060

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2011 and 2010

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Net revenues	$—	$—

Operating expenses
Professional fees	18,362	9,041
General and administrative expenses	4,602	2,935

Total operating expenses	22,964	11,976

Loss from operations	(22,964)	(11,976)

Other income (expense)
Miscellaneous income	19,500	—
Interest expense on line of credit payable to stockholder	(2,575)	(2,325)

Loss before provision for income taxes	(6,039)	(9,301)

Provision for income taxes	—	—

Net Loss	(6,039)	(9,301)

Other comprehensive income	—	—

Comprehensive Loss	$(6,039)	$(9,301)

Loss per weighted-average share of common stock outstanding, computed on net loss –
Basic and fully diluted	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2011 and 2010

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2009	6,984,000	$6,984	$402,435	$(434,120)	$(24,701)

Net loss for the year	—	—	—	(12,171)	(12,171)

Balances at January 1 2010	6,984,000	6,984	402,435	(446,291)	(36,872)

Net loss for the year	—	—	—	(9,301)	(9,301)

Balances at December 31, 2010	6,984,000	6,984	402,435	(455,592)	(46,173)

Net loss for the year	—	—	—	(6,039)	(6,039)

Balances at December 31, 2011	6,984,000	$6,984	$402,435	$(461,631)	$(52,212)

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2011 and 2010

	Year ended	Year ended
	December 31,	December 31,
	2011	2010
Cash flows from operating activities
Net loss for the period	$(6,039)	$(9,301)
Adjustments to reconcile net loss to net cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	56	(2,056)
Increase (Decrease) in
Accounts payable - trade	1,258	325
Accrued interest payable to controlling stockholder	2,575	2,325

Net cash used in operating activities	(2,150)	(8,707)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	2,160	8,555

Net cash provided by financing activities	2,160	8,555

Increase in Cash	10	(152)

Cash at beginning of period	4	156

Cash at end of period	$14	$4

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company’s stockholders will benefit.  The Company is not engaged in any negotiations and has not undertaken any steps to initiate the search for a merger or acquisition candidate.

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

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2011 and 2010

NOTE C - GOING CONCERN UNCERTAINTY - Continued

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

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
December 31, 2011 and 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2011 and 2010, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
December 31, 2011 and 2010

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - NOTE PAYABLE TO CONTROLLING STOCKHOLDER

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of December 31, 2011 and 2010, respectively, Mr. Laughlin has advanced approximately $44,848 and $42,688 nder this agreement.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2011 and 2010, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of December 31, 2011, the Company has an aggregate net operating loss carryforward of approximately $54,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company’s income tax expense (benefit) for each of the years ended December 31, 2011 and 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Statutory rate applied to income before income taxes	$(2,000)	$(3,200)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	2,000	3,200

Income tax expense	$—	$—

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2011 and 2010

NOTE G - INCOME TAXES - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$18,400	$16,400
Less valuation allowance	(18,400)	(16,400)

Net Deferred Tax Asset	$—	$—

During each of the years ended December 31, 2011 and 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $2,000 and $3,200.

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

NOTE I - CONTINGENCY

On November 18, 2010, the Company reached an understanding for pursuing negotiations on a business combination transaction with Quest Water Solutions, Inc. (Quest) (a Canadian corporation) to consummate a business acquisition transaction.  Consummation of the contemplated transaction with Quest was subject to the satisfactory completion of all appropriate due diligence on the part of both parties and negotiation of the final terms of a definitive agreement.  Quest paid the Company non-refundable fees to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence totaling approximately $19,500 and $5,000 during each of the years ended December 31, 2011 and 2010, respectively.

On February 7, 2011, the Company’s sole officer and director, Craig Laughlin, entered into an option agreement with an unrelated third-party purchaser, pursuant to which the purchaser acquired, for $100,000, a right to purchase 3,000,000 shares of the Company’s common stock owned by Mr. Laughlin for $50,000. The purchaser also acquired the right to purchase the note payable by the Company to Mr. Laughlin ($47,853 at December 31, 2010), which was required to be exercised concurrently with the right to purchase the common shares from Mr. Laughlin. The ability of the purchaser to exercise these rights was subject to a material condition, which was the consummation of a business reorganization between the Company and Quest prior to July 15, 2011.  The Agreement provided that if the business reorganization was not completed, the rights would expire, and Mr. Laughlin would be entitled to retain the $100,000 paid to acquire the rights.

During the quarter ended September 30, 2011, the Company’s agreement with Quest and the option agreement between Mr. Laughlin and the unrelated third-party both expired.  The proposed transaction is no longer under consideration, and the Company has no further obligations related to either  agreement.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2011 and 2010

NOTE J - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through March 14, 2012 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPC Acquisitions, Inc.

Dated: March 14, 2012	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 14, 2012	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director