Form 10-Q
period 2012-03-31
HPC Acquisitions, Inc.
filed 2012-05-08
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 8, 2012:  6,984,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended March 31, 2012

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
March 31, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011

ASSETS

Current assets
Cash on hand and in bank	$43	$14
Prepaid expenses	1,000	2,000

TOTAL ASSETS	$1,043	$2,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$3,546	$1,638
Accrued interest payable to controlling stockholder	8,454	7,740
Note payable to controlling stockholder	46,548	44,848

Total Current Liabilities	58,548	54,226

Long-Term Liabilities	—	—

Total Liabilities	58,548	54,226

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(466,924)	(461,631)

Total Stockholders’ Equity	(57,505)	(52,212)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,043	$2,014

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2012 and 2011

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011

Net revenues	$—	$—

Operating expenses
Professional fees	2,870	11,261
General and administrative expenses	1,710	963

Total operating expenses	4,580	12,224

Loss from operations	(4,580)	(12,224)

Other income (expense)
Miscellaneous income	—	11,500
Interest expense on line of credit payable to stockholder	(713)	(632)

Loss before provision for income taxes	(5,293)	(1,356)

Provision for income taxes	—	—

Net Loss	(5,293)	(1,356)

Other comprehensive income	—	—

Comprehensive Loss	$(5,293)	$(1,356)

Loss per weighted-average share of common stock outstanding, computed on net loss –
basic and fully diluted	nil	nil

Weighted-average number of common shares outstanding –
basic and fully diluted	6,984,000	6,984,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Three months ended March 31, 2012 and 2011

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011
fCash flows from operating activities
Net loss for the period	$(5,293)	$(1,356)
Adjustments to reconcile net loss to net cash
provided by operating activities
(Increase) Decrease in
Prepaid expenses	1,000	69
Increase (Decrease) in
Accounts payable - trade	1,908	2,970
Accrued interest payable to controlling stockholder	714	632

Net cash provided by (used in) operating activities	(1,671)	2,315

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	1,700	—

Net cash provided by financing activities	1,700	—

Increase in Cash	29	2,315

Cash at beginning of period	14	4

Cash at end of period	$43	$2,319

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
March 31, 2012 and December 31, 2011

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

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
March 31, 2012 and December 31, 2011

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

3.      Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2009.  The Company does not anticipate any examinations of returns filed since 2009.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2012 and 2011, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.      Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

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

NOTE F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of March 31, 2012 and December 31, 2011, respectively, Mr. Laughlin has advanced approximately $46,500 and $44,800 under this agreement.

NOTE G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2012 and 2011, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of March 31, 2012, the Company has an aggregate net operating loss carryforward of approximately $59,500 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

NOTE G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011

Statutory rate applied to income before income taxes	$(1,800)	$(500)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	1,800	500

Income tax expense	$—	$—

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2012 and December 31, 2011, respectively:

	March 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$20,200	$18,400
Less valuation allowance	(20,200)	(18,400)

Net Deferred Tax Asset	$—	$—

During the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,800 and $2,100.

NOTE H - Subsequent Events

Management has evaluated all activity of the Company through May 8, 2012 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2012 or 2011, respectively.

General and administrative expenses of approximately $4,600 and $12,200 for each of the three month periods ended March 31, 2012 and 2011, respectively, were directly related to maintaining the corporate entity, continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.

Earnings per share for the respective three month periods ended March 31, 2012 and 2011 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, the Company had working capital of approximately $(57,000) and $52,000), respectively.

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

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

HPC Acquisitions, Inc.

Dated: May 8, 2012	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director