Form 10-K
period 2012-12-31
HPC Acquisitions, Inc.
filed 2013-03-12
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last reported trade dated February 26, 2013 was approximately $49,200 based upon 984,000 shares held by non-affiliates and a closing market price of $0.05 per share, per www.bigcharts.com.

As of March 7, 2013, there were 6,984,000 shares of Common Stock issued and outstanding.

HPC Acquisitions, Inc.

Form 10-K for the Year Ended December 31, 2012

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

Mr. Laughlin, as our sole officer and director, will be primarily responsible for investigating combination  opportunities.  However, we believe that business opportunities may also come to our attention from various sources, including  professional advisors such as attorneys, and accountants, securities broker-dealers, venture  capitalists,  members of the financial community, and others who may present unsolicited proposals.  We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

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

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Pursuant to a letter from the Financial Industry Regulatory Authority (FINRA) dated October 14, 2008, the Company’s common stock was cleared for trading on the OTC Bulletin Board and Pink Sheets.  The Company’s equity securities trade under the symbol “HPCQ”.  Information obtained from market activity reports available on the bigcharts.com website shows that there was infrequent trading of the Company's common stock with reported transactions on only five (5) (through March 7, 2013); ten (10) days in 2012; 19 days in 2011; seven (7) days in 2010; six (6) days in 2009 and one (1) day in 2008.

The latest trade in proximity to this filing was on February 26, 2013 consisting of 900 shares at $0.05 per share.  As of the date hereof, there is no Bid or Ask quoted for the Company’s common stock.

At March 7, 2013, there were approximately 44 holders of record, exclusive of shares held in street name, of the Company's Common Stock.

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

(3) Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2012 or 2011, respectively.

General and administrative expenses for each of the years ended December 31, 2012 and 2011 were approximately $13,000 and $23,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  The 2011 expenses also include approximately $10,000 which directly relates to due diligence, principally legal fees, related to the proposed transaction with Quest Water Solutions, Inc. (a Canadian corporation) (Quest).  It is anticipated that future expenditure levels will remain relatively constant, if not decline slightly, as the Company intends to fully comply with its periodic reporting requirements.  Earnings per share for the respective years ended December 31, 2012 and 2011 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

On November 18, 2010, the Company reached an understanding for pursuing negotiations on a business combination transaction with Quest to consummate a business acquisition transaction.  Consummation of the contemplated transaction with Quest was subject to the satisfactory completion of all appropriate due diligence on the part of both parties and negotiation of the final terms of a definitive agreement.  Quest paid the Company non-refundable fees to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence totaling approximately $19,500 and $5,000 during each of the years ended December 31, 2011 and 2010, respectively.

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

It is anticipated that future expenditure levels will remain relatively consistent until such time that the Company completes a business combination transaction.  Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4) Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge with, acquire, or otherwise enter into a business combination with an existing private business opportunity that desires to enjoy the perceived advantages of operating as an Exchange Act registered corporation.  As of the date of this report, and following the termination of the Quest transaction, the Company has not entered into any new agreements and has held only preliminary conversations with potential combination targets.

Pending negotiation and consummation of a combination transaction, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities and will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

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

(5) Liquidity and Capital Resources

At December 31, 2012 and 2011, respectively, the Company had working capital of approximately $(68,000) and $(52,000), respectively; inclusive of stockholder debt and accrued interest of approximately $(68,200) and $(52,600), respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2012.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	62	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until his successor is duly elected and have qualified.  Directors are elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Laughlin or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board.  There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

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

Biographical Information

Craig S. Laughlin - Mr. Laughlin, our majority stockholder and sole officer and director, is the founder and President of SRC Funding, LLC, a privately-owned Minnesota company engaged in business consulting services and private investment activity.

Mr. Laughlin is also an officer, director, and principal stockholder of Renewable Energy Acquisition Corp., a closely-held Nevada corporation, which currently files periodic reports with the U. S. Securities and Exchange Commission and is seeking a business opportunity in which to participate.

Mr. Laughlin has served as chairman and secretary of Merlin Marketing International, Inc., a privately held Nevada corporation engaged in the business of distributing sound system components; has served as the Managing Member of Machine Magic, LLC, a privately held Minnesota company that is developing a fully automated self-service key duplication vending machine; and has served as a director of Gold Standard Medical, Inc., an inactive publicly-held shell company that is not currently filing periodic reports with the SEC and does not intend to pursue a business combination opportunity in which to participate unless and until it can update its corporate and financial affairs.

From August 2002 to July 2006, Mr. Laughlin served as an officer and director of Dinewise, Inc. (formerly SimplaGene USA, Inc.), a publicly-held direct to consumer retailer of branded, prepared, premium quality frozen proteins (such as beef, chicken, pork and fish), meals, soups, appetizers and desserts.  Prior to July 2006, Dinewise (then SimplaGene USA) was an inactive shell corporation.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2012, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin (4)	6,000,000	85.9%

Directors and officers as a group	6,000,000	85.9%
(1 person)

(1)	On March 7, 2013, there were 6,984,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2012 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 6,984,000 shares of common stock outstanding on December 31, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$7,050	$7,650
2. Audit-related fees	—	—
3. Tax fees	235	225
4. All other fees	—	—

Totals	$7,285	$7,875

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

(Financial statements follow starting at page F-1)

HPC ACQUISITIONS, INC.

CONTENTS

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2012 and 2011	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2012 and 2011	F-4

Statement of Changes in Stockholders’ Equity
for the years ended December 31, 2012 and 2011	F-5

Statements of Cash Flows
for the years ended December 31, 2012 and 2011	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
HPC Acquisitions, Inc.

We have audited the accompanying balance sheets of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2012 and 2011, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC Acquisitions, Inc. (a Nevada corporation) as of December 31, 2012 and 2011 and the results of its operations and cash flows for each of the years ended December 31, 2012 and 2011, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
February 14, 2013 (except for Note I
as to which the date is March 7, 2013)

HPC ACQUISITIONS, INC.
BALANCE SHEETS
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS

Current assets
Cash on hand and in bank	$131	$14
Prepaid expenses	1,375	2,000

TOTAL ASSETS	$1,506	$2,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$1,690	$1,638
Accrued interest payable to controlling stockholder	10,853	7,740
Note payable to controlling stockholder	57,308	44,848

Total Current Liabilities	69,851	54,226

Long-Term Liabilities	—	—

Total Liabilities	69,851	54,226

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(477,764)	(461,631)

Total stockholders’ equity	(68,345)	(52,212)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,506	$14

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2012 and 2011

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

Net revenues	$—	$—

Operating expenses
Professional fees	7,850	18,362
General and administrative expenses	5,170	4,602

Total operating expenses	13,020	22,964

Loss from operations	(13,020)	(22,964)

Other income (expense)
Miscellaneous income	—	19,500
Interest expense on line of credit payable to stockholder	(3,113)	(2,575)

Loss before provision for income taxes	(16,133)	(6,039)

Provision for income taxes	—	—

Net Loss	(16,133)	(6,039)

Other comprehensive income	—	—

Comprehensive Loss	$(16,133)	$(6,039)

Loss per weighted-average share of common stock outstanding, computed on net loss –
Basic and fully diluted	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2012 and 2011

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at January 1, 2011	6,984,000	$6,984	$402,435	$(455,592)	$(46,173)

Net loss for the year	—	—	—	(6,039)	(6,039)

Balances at December 31, 2011	6,984,000	6,984	402,435	(461,631)	(52,212)

Net loss for the year	—	—	—	(16,133)	(16,133)

Balances at December 31, 2012	6,984,000	$6,984	$402,435	$(477,764)	$(68,345)

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2012 and 2011

	Year ended	Year ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities
Net loss for the period	$(16,133)	$(6,039)
Adjustments to reconcile net loss to net cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	625	56
Increase (Decrease) in
Accounts payable - trade	52	1,258
Accrued interest payable to controlling stockholder	3,113	2,575

Net cash used in operating activities	(12,343)	(2,150)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	12,460	2,160

Net cash provided by financing activities	12,460	2,160

Increase in Cash	117	10

Cash at beginning of period	14	4

Cash at end of period	$131	$14

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$-	$-

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

3      Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending before December 31, 2009.  The Company does not anticipate any examinations of returns filed since January 1, 2010.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2012 and 2011, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
December 31, 2012 and 2011

NOTE F - NOTE PAYABLE TO CONTROLLING STOCKHOLDER

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of December 31, 2012 and 2011, respectively, Mr. Laughlin has advanced approximately $57,308 and $44,848 under this agreement.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2012 and 2011, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of December 31, 2012, the Company has an aggregate net operating loss carryforward of approximately $70,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

Statutory rate applied to income before income taxes	$(5,600)	$(2,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	5,600	2,000

Income tax expense	$-	$-

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2012 and 2011

NOTE G - INCOME TAXES - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$24,000	$18,400
Less valuation allowance	(24,000)	(18,400)

Net Deferred Tax Asset	$—	$—

During each of the years ended December 31, 2012 and 2011, respectively, the valuation allowance against the deferred tax asset increased by approximately $5,600 and $2,000.

NOTE H - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through March 7, 2013 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPC Acquisitions, Inc.

Dated: March 7, 2013	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 7, 2013	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director