Form 10-Q
period 2013-03-31
HPC Acquisitions, Inc.
filed 2013-05-13
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 10, 2013: 6,984,000

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended March 31, 2013

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
March 31, 2013 and December 31, 2012

	(Unaudited)	(Audited)
	March 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash on hand and in bank	$71	$131
Prepaid expenses	375	1,375

TOTAL ASSETS	$446	$1,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable - trade	$3,285	$1,690
Accrued interest payable to controlling stockholder	11,719	10,853
Note payable to controlling stockholder	59,383	57,308

Total Current Liabilities	74,387	69,851

Long-Term Liabilities	—	—

Total Liabilities	74,387	69,851

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(483,360)	(477,764)

Total stockholders’ equity	(73,941)	(68,345)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71	$1,506

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2013 and 2012

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012

Net revenues	$—	$—

Operating expenses
Professional fees	3,125	2,870
General and administrative expenses	1,605	1,710
Total operating expenses	4,730	4,580

Loss from operations	(4,730)	(4,580)

Other income (expense)
Miscellaneous income	—	—
Interest expense on line of credit payable to stockholder	(866)	(713)

Loss before provision for income taxes	(5,596)	(5,293)

Provision for income taxes	—	—

Net Loss	(5,566)	(5,293)

Other comprehensive income	—	—

Comprehensive Loss	$(5,566)	$(5,293)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Three months ended March 31, 2013 and 2012

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities
Net loss for the period	$(5,596)	$(5,293)
Adjustments to reconcile net loss to net cash provided by operating activities
(Increase) Decrease in
Prepaid expenses	1,000	1,000
Increase (Decrease) in
Accounts payable - trade	1,595	1,908
Accrued interest payable to controlling stockholder	866	714

Net cash used in operating activities	(2,135)	(1,671)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	2,075	1,700

Net cash provided by financing activities	2,075	1,700

Increase in Cash	(60)	29

Cash at beginning of period	131	14

Cash at end of period	$71	$43

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
March 31, 2013 and December 31, 2012

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2012.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2013.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2013 and December 31, 2012

Note C - Going Concern Uncertainty

The Company has no operations, limited cash on hand, no operating assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditor has issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
March 31, 2013 and December 31, 2012

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2013 and 2012, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
March 31, 2013 and December 31, 2012

Note F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of March 31, 2013 and December 31, 2012, respectively, Mr. Laughlin has advanced approximately $59,383 and $57,308 under this agreement.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2013 and 2012, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of March 31, 2013, the Company has an aggregate net operating loss carryforward of approximately 76,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three years ended March 31, 2013 and 2012, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012

Statutory rate applied to income before income taxes	$(1,900)	$(1,800)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	1,900	1,800

Income tax expense	$—	$—

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2013 and December 31, 2012

Note G - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$25,900	$24,000
Less valuation allowance	(25,900)	(24,000)

Net Deferred Tax Asset	$—	$—

During each of the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,900 and $5,600.

Note H - Subsequent Events

Management has evaluated all activity of the Company through May 10, 2013 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2013 or 2012, respectively.

General and administrative expenses of approximately $4,700 and $4,600 for each of the three month periods ended March 31, 2013 and 2012, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan.

Earnings per share for the respective three month periods ended March 31, 2013 and 2012 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At March 31, 2013 and December 31, 2012, the Company had a working capital deficit of approximately $(74,000) and $(65,000) respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: May 10, 2013	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director