Form 10-Q
period 2013-06-30
HPC Acquisitions, Inc.
filed 2013-08-14
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2013: 6,984,000 shares of common stock, par value $0.001

HPC Acquisitions, Inc.

Form 10-Q
For the Quarter ended June 30, 2013

Part I - Financial Information

The accompanying financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and for the period then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2012.  The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

Current assets
Cash	$319	$131
Prepaid expenses	113	1,375

TOTAL ASSETS	$432	$1,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$3,030	$1,690
Accrued interest – related party	12,614	10,853
Note payable – related party	61,733	57,308

Total Liabilities	77,377	69,851

Commitments and contingencies

Stockholders’ deficit
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(486,364)	(477,764)

Total stockholders’ deficit	(76,945)	(68,345)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$432	$1,506

See accompanying notes to financial statements.

HPC Acquisitions, Inc.
Statements of Operations
(Unaudited)
For the Three and Six months ended June 30, 2013 and 2012

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Net revenues	$—	$—	$—	$—

Operating expenses
Professional fees	4,787	5,030	1,662	2,160
General and administrative expenses	2,052	3,544	447	1,834

Total operating expenses	6,839	8,574	2,109	3,994

Loss from operations	(6,839)	(8,574)	(2,109)	(3,994)

Other expense
Interest expense	(1,761)	(1,459)	(895)	(746)

Net Loss	$(8,600)	$(10,033)	$(3,004)	$(4,740)

Loss per share of common stock –
basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares of common stock outstanding –
basic and diluted	6,984,000	6,984,000	6,984,000	6,984,000

See accompanying notes to financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
(Unaudited)
For the Six months ended June 30, 2013 and 2012

	June 30,	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(8,600)	$(10,033)
Adjustments to reconcile net loss to net
cash provided by operating activities
Changes in operating assets and liabilities
Prepaid expenses	1,262	2,000
Accounts payable	1,340	809
Accrued interest – related party	1,761	1,459

Net cash used in operating activities	(4,237)	(5,765)

Cash flows from financing activities
Proceeds from note payable – related party	4,425	5,760

Net cash provided by financing activities	4,425	5,760

Increase (Decrease) in Cash	188	(5)

Cash at beginning of period	131	14

Cash at end of period	$319	$9

Supplemental Information
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
(Unaudited)

Note A - Organization and Description of Business

HPC Acquisitions, Inc. (the “Company”) was initially formed under the laws of the State of Minnesota as Herky Packing Co. on July 17, 1968.  The Company initially produced and marketed meat snack foods, principally beef jerky, smoked dried beef and snack sausages, through food brokers, distributors and wagon jobbers.  Despite a 1970 restructuring, including the relocation to an approximate 12,500 square foot production facility, the Company’s efforts were unsuccessful and all operations were terminated by the end of 1970.   On April 10, 1972, the Company changed its corporate name to H. P. C. Incorporated.  In connection with this name change, the Company acquired Ed Stein’s Tire Center, Inc., a Minneapolis, Minnesota-based distributor of Gates tires.  This acquisition was unsuccessful and reversed in 1973.

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

The current business plan of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit.  The Company is not engaged in any negotiations and has not undertaken any steps to initiate the search for a merger or acquisition candidate.

Note B - Preparation of Financial Statements and Summary of Significant Accounting Policies

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has established a year-end for accounting purposes of December 31.

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  The Company does not anticipate any examinations of returns filed for periods ending on or after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2013 and December 31, 2012, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards and their potential utilization.

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

3.	Income (Loss) per common share

Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

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

As of June 30, 2013 and 2012, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

4.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

5.	Subsequent Events

The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

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

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market.  If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

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

Note D - Note Payable – Related Party

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with an original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of June 30, 2013 and December 31, 2012, Mr. Laughlin has advanced approximately $61,733 and $57,308, respectively, under this agreement.

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

(2) General

HPC Acquisitions, Inc. (Company) was initially formed under the laws of the State of Minnesota as Herky Packing Co. on July 17, 1968.  The Company initially produced and marketed meat snack foods, principally beef jerky, smoked dried beef and snack sausages, through food brokers, distributors and wagon jobbers.  Despite a 1970 restructuring, including the relocation to an approximate 12,500 square foot production facility, the Company’s efforts were unsuccessful and all operations were terminated by the end of 1970.   On April 10, 1972, the Company changed its corporate name to H. P. C. Incorporated.  In connection with this name change, the Company acquired Ed Stein’s Tire Center, Inc., a Minneapolis, Minnesota-based distributor of Gates tires.  This acquisition was unsuccessful and reversed in 1973.

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

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation. However, there is no assurance that the Company will be able to successfully implement our business plan.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in its business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised.

The Company anticipates future sales or issuances of equity securities to fulfill its business plan.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

There is no assurance that the implementation of our business plan or any future business combination transaction will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

(3) Results of Operations

The Company had no revenue for the six or three-month periods ended June 30, 2013 or 2012.

General and administrative expenses of approximately $6,800 and $8,600 for each of the six-month periods ended June 30, 2013 and 2012, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and explores various options for the implementation of its business plan.

Loss per common share for each of the six-month periods ended June 30, 2013 and 2012 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(3)	will have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(5) Liquidity and Capital Resources

At June 30, 2013 and December 31, 2012, the Company had a working capital deficit of approximately $(77,000) and $(68,000), respectively, inclusive of a note payable and accrued interest payable thereon, to the Company’s sole officer and director of approximately $62,000 and $57,000, respectively.

The Company currently has limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s annual financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation. However, there is no assurance that the Company will be able to successfully implement our business plan.

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

(6) Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  The Company does not anticipate any examinations of returns filed for periods ending on or after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards and their potential utilization.

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

Income (Loss) per common share

Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to an inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officer believes that the financial statements included in this report fairly presents, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: August 7, 2013	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director