Form 10-Q
period 2013-09-30
HPC Acquisitions, Inc.
filed 2013-11-12
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 8, 2013: 6,984,000 shares of common stock, par value $0.001

HPC Acquisitions, Inc.

Form 10-Q
For the Quarter ended September 30, 2013

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
September 30, 2013 and December 31, 2012
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$558	$131
Prepaid expenses	975	1,375

TOTAL ASSETS	$1,533	$1,506

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable - trade	$3,375	$1,690
Accrued interest payable to controlling stockholder	13,589	10,853
Note payable to controlling stockholder	66,993	57,308

Total Current Liabilities	83,957	69,851

Commitments and contingencies

Stockholders’ deficit
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding	6,984	6,984
Additional paid-in capital	402,435	402,435
Accumulated deficit	(491,843)	(477,764)

Total stockholders’ deficit	(82,424)	(68,345)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,533	$1,506

See accompanying notes to unaudited notes to financial statements.

HPC Acquisitions, Inc.
Statements of Operations
For the Nine and Three Months Ended September 30, 2013 and 2012
(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Net revenues	$—	$—	$—	$—

Operating expenses
Professional fees	7,613	6,440	2,826	1,410
General and administrative expenses	3,730	3,875	1,679	331

Total operating expenses	11,343	10,315	4,505	1,741

Loss from operations	(11,343)	(10,315)	(4,505)	(1,741)

Other expense
Interest expense	(2,736)	(1,510)	(974)	(797)

Net Loss	$(14,079)	$(11,825)	$(5,479)	$(2,538)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000	6,984,000	6,984,000

See accompanying notes to unaudited notes to financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities
Net loss for the period	$(14,079)	$(11,825)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) Decrease in
Prepaid expenses	400	(375)
Increase (Decrease) in
Accounts payable - trade	1,685	(66)
Accrued interest payable to controlling stockholder	2,736	2,256

Net cash used in operating activities	(9,258)	(10,010)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	9,685	10,160

Net cash provided by financing activities	9,685	10,060

Increase in Cash	427	150

Cash at beginning of period	131	14

Cash at end of period	$558	$164

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

See accompanying notes to unaudited notes to financial statements.

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

Since December 31, 1973, the Company has had no significant operations, assets or liabilities.

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

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
(Unaudited)

Note B - Preparation of Financial Statements, Continued

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

Note C - Going Concern Uncertainty

The Company has no operations, limited cash on hand, no operating assets and has a business plan with inherent risk.  Because of these factors, there is substantial doubt about the Company’s ability to continue as a going concern.

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

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
(Unaudited)

Note C - Going Concern Uncertainty, continued

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforward(s) and their potential utilization.

Potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment are recognized on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.

3.	Earnings (Loss) per common share

Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per common share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

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

As of September 30, 2013 and 2012, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
(Unaudited)

Note D - Summary of Significant Accounting Policies - Continued

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

Note E - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of September 30, 2013 and December 31, 2012, Mr. Laughlin has advanced approximately $66,993 and $57,308, respectively, under this agreement. As of September 30, 2013 and December 31, 2012, the Company has accrued $13,589 and $10,853, respectively, of interest payable to Mr. Laughlin under this agreement.

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

Since December 31, 1973, the Company has had no significant operations, assets or liabilities.

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

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.  The Company faces considerable risk in it’s business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market.  If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised.

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

(3) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2013 or 2012, respectively.

General and administrative expenses of approximately $11,300 and $10,300 for each of the nine month periods ended September 30, 2013 and 2012, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and explores various options for the implementation of its business plan.

Loss per share for each of the nine month periods ended September 30, 2013 and 2012 were $(0.00) and $(0.00), respectively.

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

(5) Liquidity and Capital Resources

At September 30, 2013 and December 31, 2012, the Company had a working capital deficit of approximately $(82,000) and $(65,000), respectively, inclusive of a note payable and accrued interest payable thereon, to the Company’s sole officer and director of approximately $80,600 and $68,000.

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

Our significant accounting policies are:

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforward(s) and their potential utilization.

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

Earnings (Loss) per common share

Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per common share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: November 8, 2013	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director