Form 10-K
period 2013-12-31
HPC Acquisitions, Inc.
filed 2014-03-31
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by the price at which such common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $49,200 based upon 984,000 shares held by non-affiliates and a closing market price of $0.05 per share, per www.bigcharts.com.

As of March 28, 2014, there were 6,984,000 shares of Common Stock issued and outstanding.

HPC Acquisitions, Inc.

Form 10-K for the Year Ended December 31, 2013

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

We have no capital and must depend on Craig S. Laughlin, our sole officer and director, to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.  As of the date of this report, the Company has held only preliminary conversations with potential combination targets.

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

On November 18, 2010, the Company reached an understanding for pursuing negotiations on a business combination transaction with Quest Water Solutions, Inc. (Quest) (a Nevada corporation) to consummate a business acquisition transaction.  Consummation of the contemplated transaction with Quest was subject to the satisfactory completion of all appropriate due diligence on the part of both parties and negotiation of the final terms of a definitive agreement.  Quest paid the Company non-refundable fees to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence totaling approximately $19,500 and $5,000 during each of the years ended December 31, 2011 and 2010, respectively.

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

During the quarter ended September 30, 2011, the Company’s agreement with Quest and the option agreement between Mr. Laughlin and the unrelated third-party both expired, and the Company has no further obligations related to either agreement.  The company is presently investigating a number of potential acquisition targets.

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

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

Pursuant to a letter from the Financial Industry Regulatory Authority (FINRA) dated October 14, 2008, the Company’s common stock was cleared for trading on the OTC Bulletin Board and Pink Sheets.  The Company’s equity securities trade under the symbol “HPCQ”.  Information obtained from market activity reports available on the bigcharts.com website shows that there was infrequent trading of the Company's common stock with reported transactions on only seven (7) days through March 28, 2014; 14 days in 2013; ten (10) days in 2012; 19 days in 2011; seven (7) days in 2010; six (6) days in 2009 and one (1) day in 2008.

The latest trades in proximity to this filing were on March 28, 2014 consisting of 2,500 shares at $0.20 per share and, on March 10, 2014, consisting of 5,500 shares at $0.30 per share.  As of the date hereof, the Bid and Ask quoted for the Company’s common stock are $0.20 and $0.25 respectively.

At March 28, 2014, there were approximately 44 holders of record, exclusive of shares held in street name, of the Company's Common Stock.

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

(3) Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2013 or 2012, respectively.

General and administrative expenses for each of the years ended December 31, 2013 and 2012 were approximately $ 14,000 and $13,000, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will remain relatively constant, if not decline slightly, as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective years ended December 31, 2013 and 2012 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4) Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge with, acquire, or otherwise enter into a business combination with an existing private business opportunity that desires to enjoy the perceived advantages of operating as an Exchange Act registered corporation.  As of the date of this report, the Company has held only preliminary conversations with potential combination targets.

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

(5) Liquidity and Capital Resources

At December 31, 2013 and 2012, respectively, the Company had working capital of approximately $(86,000) and $(68,000), respectively; inclusive of stockholder debt and accrued interest of approximately $(86,000) and $(68,000), respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2013.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	63	President, Chief Executive Officer
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

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin (4)	6,000,000	85.9%

Directors and officers as a group	6,000,000	85.9%
(1 person)

(1)	On February 25, 2014, there were 6,984,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2013 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 6,984,000 shares of common stock outstanding on December 31, 2013, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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
The Company may adopt a policy under which any consulting or finder’s fee that may be owed to a third party for services to assist management in evaluating a prospective business opportunity could be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis.  Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder’s fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

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

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, GBH CPAs, PC of Houston, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

1. Audit fees	$7,000	$—
2. Audit-related fees	—	—
3. Tax fees	—	—
4 All other fees	—	—

Totals	$7,000	$—

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with GBH CPAs, PC maintaining its independence and have determined that these services do not compromise their independence.

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

The Company’s principal accountant, GBH CPAs, PC, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

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

(Financial statements follow starting at page F-1)

HPC ACQUISITIONS, INC.

CONTENTS

Page

Report of Registered Independent Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2013, 2012 and 2011	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2013, 2012 and 2011	F-4

Statement of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2013, 2012 and 2011	F-5

Statements of Cash Flows
for the years ended December 31, 2013, 2012 and 2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
HPC Acquisitions, Inc.
Plymouth, MN

We have audited the accompanying balance sheets of HPC Acquisitions, Inc. as of December 31, 2013, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. HPC Acquisitions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC Acquisitions, Inc. as of December 31, 2013 and 2012 and 2011, and the results of its operations and its cash flows for each of the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that HPC Acquisitions, Inc. will continue as a going concern. As discussed in Note C to the financial statements, HPC Acquisitions, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2014

HPC ACQUISITIONS, INC.
BALANCE SHEETS
December 31, 2013, 2012 and 2011

	December 31,	December 31,	December 31,
	2013	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$51	$131	$14
Prepaid expenses	2,162	1,375	2,000

TOTAL ASSETS	$2,213	$1,506	$2,014

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable - trade	$3,025	$1,690	$1,638
Accrued interest payable to controlling stockholder	14,629	10,853	7,740
Note payable to controlling stockholder	71,143	57,308	44,848

Total Current Liabilities	88,797	69,851	54,226

Long-Term Liabilities	—	—	—

Total Liabilities	88,797	69,851	54,226

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,984,000 shares issued and outstanding, respectively	6,984	6,984	6,984
Additional paid-in capital	402,435	402,435	402,435
Accumulated deficit	(496,003)	(477,764)	(461,631)

Total stockholders’ equity (deficit)	(86,584)	(68,345)	(52,212)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,213	$1,506	$2,014

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2013, 2012 and 2011

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2012	2011

Net revenues	$—	$—	$—

Operating expenses
Professional fees	9,178	7,850	18,362
General and administrative expenses	5,285	5,170	4,602

Total operating expenses	14,463	13,020	22,964

Loss from operations	(14,463)	(13,020)	(22,964)

Other income (expense)
Miscellaneous income	—	—	19,500
Interest expense on line of credit payable to stockholder	(3,776)	(3,113)	(2,575)

Loss before provision for income taxes	(18,239)	(16,133)	(6,039)

Provision for income taxes	—	—	—

Net Loss	(18,239)	(16,133)	(6,039)

Other comprehensive income	—	—	—

Comprehensive Loss	$(18,239)	$(16,133)	$(6,039)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	nil	nil	nil

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000	6,984,000

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY( DEFICIT)
Years ended December 31, 2013, 2012 and 2011

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at December 31, 2010	6,984,000	$6,984	$402,435	$(455,592)	$(46,173)

Net loss for the year	—	—	—	(6,039)	(6,039)

Balances at December 31, 2011	6,984,000	$6,984	$402,435	$(461,631)	$(52,212)

Net loss for the year	—	—	—	(16,133)	(16,133)

Balances at December 31, 2012	6,984,000	6,984	402,435	(477,764)	(68,345)

Net loss for the year	—	—	—	(18,239)	(18,239)

Balances at December 31, 2013	6,984,000	$6,984	$402,435	$(496,003)	$(86,584)

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss for the year	$(18,239)	$(16,133)	$(6,039)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) Decrease in
Prepaid expenses	(787)	625	56
Increase (Decrease) in
Accounts payable - trade	1,335	52	1,258
Accrued interest payable to controlling stockholder	3,776	3,113	2,575

Net cash used in operating activities	(13,915)	(12,343)	(2,150)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Proceeds from note payable to controlling stockholder	13,835	12,460	2,160

Net cash provided by financing activities	13,835	12,460	2,160

Increase (Decrease) in Cash	(80)	117	10

Cash at beginning of period	131	14	4

Cash at end of period	$51	$131	$14

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—	$—
Income taxes paid for the period	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

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

NOTE C - GOING CONCERN UNCERTAINTY

The Company has suffered recurring losses from operations and have a net capital deficiency at December 31, 2013.  Because of these factors, the Company’s auditor has issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in our auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2013, 2012 and 2011

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
December 31, 2013, 2012 and 2011

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

3.	Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending before December 31, 2010.  The Company does not anticipate any examinations of returns filed since January 1, 2011.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2013, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2013, 2012 and 2011, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
December 31, 2013, 2012 and 2011

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE F - NOTE PAYABLE TO CONTROLLING STOCKHOLDER

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of December 31, 2013, 2012 and 2011, respectively, Mr. Laughlin has advanced approximately $71,143, $57,308 and $44,848  under this agreement.  Further, as of December 31, 2013, 2012 and 2011, the Company has accrued interest payable to Mr. Laughlin of approximately $14,829, $10,853 and $7,740, respectively, under this agreement.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2013, 2012 and 2011,  respectively, are as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
	—	—	—

Total	$—	$—	$—

As of December 31, 2013, the Company has an aggregate net operating loss carryforward of approximately $88,600 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2013, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2013	2012	2011

Statutory rate applied to income before income taxes	$(6,000)	$(5,600)	$(2,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	6,000	5,600	2,000

Income tax expense	$—	$—	$—

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2013, 2012 and 2011

NOTE G - INCOME TAXES - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2013, 2012 and 2011, respectively:

	December 31,	December 31,	December 31,
	2013	2012	2011
Deferred tax assets
Net operating loss carryforwards	$30,000	$24,000	$18,400
Less valuation allowance	(30,000)	(24,000)	(18,400)

Net Deferred Tax Asset	$—	$—	$—

During each of the years ended December 31, 2013, 2012 and 2011, respectively, the valuation allowance against the deferred tax asset increased by approximately $6,000, $5,600 and $2,000.

NOTE H – OTHER INCOME

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

During the quarter ended September 30, 2011, the Company’s agreement with Quest expired.  The proposed transaction is no longer under consideration, and the Company has no further obligations related under the agreement.

NOTE I - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through March 31, 2014 (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes to financial statements.

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPC Acquisitions, Inc.

Dated: March 31, 2014	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 31, 2014	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director