Form 10-Q
period 2014-03-31
HPC Acquisitions, Inc.
filed 2014-05-14
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 30, 2014:  6,989,000 shares of common stock, par value $0.001

HPC Acquisitions, Inc.

Form 10-Q
For the Quarter ended March 31, 2014

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
March 31, 2014 and December 31, 2013
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$5,217	$51
Prepaid expenses	900	2,162

TOTAL ASSETS	$6,117	$2,213

LIABILITIES AND STOCKHOLDERS’ EQUITY( DEFICIT)

Current Liabilities
Accounts payable - trade	$12,380	$3,025
Accrued interest payable to controlling stockholder	15,694	14,629
Note payable to controlling stockholder	72,643	71,143

Total Current Liabilities	100,717	88,797

Long-Term Liabilities
Notes payable	20,000	—
Accrued interest payable	107	—

Total Long-Term Liabilities	20,107	—

Total Liabilities	120,824	88,797

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,989,000 and 6,984,000 shares
issued and outstanding, respectively	6,989	6,984
Additional paid-in capital	403,380	402,435
Accumulated deficit	(525,076)	(496,003)

Total Stockholders’ Equity (Deficit)	(114,707)	(86,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,117	$2,213

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2014 and 2013
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013

Revenues	$—	$—

Operating expenses
Professional fees	25,000	3,125
General and administrative expenses	2,901	1,605
Total operating expenses	27,901	4,730

Loss from operations	(27,901)	(4,730)

Other income (expense)
Interest expense
Third party	(107)	—
Related party	(1,065)	(866)

Loss before provision for income taxes	(29,073)	(5,596)

Provision for income taxes	—	—

Net Loss	(29,073)	(5,566)

Other comprehensive income	—	—

Comprehensive Loss	$(29,073)	$(5,566)

Loss per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding -
basic and fully diluted	6,984,000	6,984,000

HPC Acquisitions, Inc.
Statements of Cash Flows
Three months ended March 31, 2014 and 2013
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities
Net loss for the period	$(29,073)	$(5,596)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid with issuance of common stock	950	—
(Increase) Decrease in
Prepaid expenses	1,262	1,000
Increase (Decrease) in
Accounts payable - trade	9,355	1,595
Accrued interest payable	1,172	866

Net cash used in operating activities	(16,334)	(2,135)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from third party notes payable	20,000	—
Proceeds from note payable to controlling stockholder	1,500	2,075

Net cash provided by financing activities	21,500	2,075

Increase (decrease) in Cash	5,166	(60)

Cash at beginning of period	51	131

Cash at end of period	$5,217	$71

Supplemental cash flow information
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

HPC Acquisitions, Inc.
Notes to Financial Statements
March 31, 2014 and December 31, 2013
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

The current business purpose of the Company is to seek out and consummate a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit.

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

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2014 and December 31, 2013
(Unaudited)

Note C – Going Concern Uncertainty – Continued

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

Note D – Summary of Significant Accounting Policies

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

HPC Acquisitions, Inc.
Notes to Financial Statements – Continued
March 31, 2014 and December 31, 2013
(Unaudited)

Note D - Summary of Significant Accounting Policies - Continued

3.      Income taxes - continued

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

As of March 31, 2014 and 2013, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of March 31, 2014 and December 31, 2013, respectively, Mr. Laughlin has advanced approximately $72,643 and $71,143 under this agreement.  Further, as of March 31, 2014 and December 31, 2013, the Company has accrued interest payable of approximately $15,694 and $14,829, respectively, under this agreement.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2014 and December 31, 2013
(Unaudited)

Note G - Notes Payable

On February 27, 2014 and March 25, 2014, the Company borrowed $15,000 and $5,000, respectively, from an unrelated third party.  These notes bear interest at 6.0% per annum and are due on the earlier of October 1, 2015 or upon closing by the Company of a financing in the amount of $1,000,000 or more.  These notes may be prepaid at any time without penalty and are unsecured.

March 31,
2014

Outstanding principal	$20,000
Accrued interest payable	107

Total obligation outstanding	$20,107

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three-month periods ended March 31, 2014 and 2013, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of March 31, 2014, the Company has an aggregate net operating loss carryforward of approximately $116,700 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2013 and 2012, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013

Statutory rate applied to income before income taxes	$(10,000)	$(1,900)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	10,000	1,900

Income tax expense	$—	$—

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
March 31, 2014 and December 31, 2013
(Unaudited)

Note H - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$40,000	$30,000
Less valuation allowance	(40,000)	(30,000)

Net Deferred Tax Asset	$—	$—

During each of the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, the valuation allowance against the deferred tax asset increased by approximately $10,000 and $6,000.

Note I - Common Stock Transactions

Effective in March 2014, the Company issued 5,000 shares of restricted, unregistered common stock to an unrelated third-party corporation as a final inducement to permanently close the previously disclosed negotiations with that corporation which expired without further obligation during the quarter ended September 30, 2011.  These shares were valued at approximately $950, or $0.19 per share, which approximated the closing price on the last recorded open market transaction nearest the issuance date.

Note J - Subsequent Events

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the three-month periods ended March 31, 2014 or 2013, respectively.

General and administrative expenses of approximately $28,000 and $4,730 for each of the three-month periods ended March 31, 2014 and 2013, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and explores various options for the implementation of its business plan.

Loss per share for each of the three month periods ended March 31, 2014 and 2013 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At March 31, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $(115,000) and $(87,000), respectively, inclusive of a note payable and accrued interest payable thereon, to the Company’s sole officer and director of  $88,300 and $85,800.

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Effective in March 2014, the Company issued 5,000 shares of restricted, unregistered common stock to an unrelated third-party corporation as a final inducement to permanently close the previously disclosed negotiations with that corporation which expired without further obligation during the quarter ended September 30, 2011.  These shares were valued at approximately $950, or $0.19 per share, which approximated the closing price on the last recorded open market transaction nearest the issuance date.

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

HPC Acquisitions, Inc.

Dated: May 14, 2014	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director