Form 10-Q
period 2014-06-30
HPC Acquisitions, Inc.
filed 2014-08-11
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  August 1, 2014:  6,989,000 shares of common stock, par value $0.001

HPC Acquisitions, Inc.

Form 10-Q
For the Quarter ended June 30, 2014

Part I - Financial Information
Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
June 30, 2014 and December 31, 2013
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current Assets
Cash on hand and in bank	$105	$51
Prepaid expenses	—	2,162

TOTAL ASSETS	$105	$2,213

LIABILITIES AND STOCKHOLDERS’ EQUITY( DEFICIT)

Current Liabilities
Accounts payable - trade	$12,425	$3,025
Accrued interest payable to third party	406	—
Accrued interest payable to controlling stockholder	16,780	14,629
Note payable to controlling stockholder	72,643	71,143

Total Current Liabilities	102,254	88,797

Long-Term Liabilities
Notes payable	20,000	—

Total Long-Term Liabilities	20,000	—

Total Liabilities	122,254	88,797

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,989,000 and 6,984,000 shares
issued and outstanding, respectively	6,989	6,984
Additional paid-in capital	403,380	402,435
Accumulated deficit	(532,518)	(496,003)

Total Stockholders’ Equity (Deficit)	(122,149)	(86,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$105	$2,213

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2014 and 2013
(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net revenues	$—	$—	$—	$—

Operating expenses
Professional fees	30,316	4,787	4,366	1,662
General and administrative expenses	3,642	2,052	1,690	447

Total operating expenses	33,958	6,839	6,056	2,109

Loss from operations	(33,958)	(6,839)	(6,056)	(2,109)

Other income (expense)
Interest expense
Third party	(406)	—	(300)	—
Controlling shareholder	(2,151)	(1,761)	(1,086)	(895)

Income (Loss) before provision for income taxes	(36,515)	(8,600)	(7,442)	(3,004)

Provision for income taxes	—	—	—	—

Net Income (Loss)	(36,515)	(8,600)	(7,442)	(3,004)

Other comprehensive income	—	—	—	—

Comprehensive Income (Loss)	$(36,515)	$(8,600)	$(7,442)	$(3,004)

Income (Loss) per weighted-average share of common stock outstanding,
computed on net loss – basic and fully diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding -
basic and fully diluted	6,986,541	6,984,000	6,989,000	6,984,000

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Six months ended June 30, 2014 and 2013
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities
Net income (loss) for the period	$(36,515)	$(8,600)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid with issuance of common stock	950	—
(Increase) Decrease in
Prepaid expenses	2,163	1,262
Increase (Decrease) in
Accounts payable - trade	9,399	1,340
Accrued interest payable	2,557	1,761

Net cash used in operating activities	(21,446)	(4,237)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from third party note payable	20,000	—
Proceeds from note payable to controlling stockholder	1,500	4,425

Net cash provided by financing activities	21,500	4,425

Increase (Decrease) in Cash	54	188

Cash at beginning of period	51	131

Cash at end of period	$105	$319

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
June 30, 2014 and December 31, 2013
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
June 30, 2014 and December 31, 2013
(Unaudited)

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

HPC Acquisitions, Inc.
Notes to Financial Statements
June 30, 2014 and December 31, 2013
(Unaudited)

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2014 and 2013, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
June 30, 2014 and December 31, 2013
(Unaudited)

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

Note F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of June 30, 2014 and December 31, 2013, respectively, Mr. Laughlin has advanced approximately $72,643 and $71,143 under this agreement.  Further, as of June 30, 2014 and December 31, 2013, the Company has accrued interest payable of approximately $16,780 and $14,829, respectively, under this agreement.

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

	June 30,	December 31,
	2014	2013

Outstanding principal	$20,000	$—
Accrued interest payable	406	—

Total obligation outstanding	$20,406	$—

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
June 30, 2014 and December 31, 2013
(Unaudited)

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2014 and 2013, respectively, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—

Total	$—	$—

As of June 30, 2014, the Company has an aggregate net operating loss carryforward of approximately $123,600 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2014 and 2013, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013

Statutory rate applied to income before income taxes	$(12,000)	$(2,900)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	12,000	2,900

Income tax expense	$—	$—

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
June 30, 2014 and December 31, 2013
(Unaudited)

Note H - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$42,000	$30,000
Less valuation allowance	(42,000)	(30,000)

Net Deferred Tax Asset	$—	$—

During each of the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, the valuation allowance against the deferred tax asset increased by approximately $12,000 and $6,000.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes to financial statements.

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

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.  A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation. However, there is no assurance that the Company will be able to successfully implement our business plan.  In April 2014, the Company entered into a non-binding letter of intent for a potential transaction with a third party. However, no definitive agreement respecting the transaction has been reached and there is no assurance any such agreement will ever be reached.

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

(3) Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2014 or 2013, respectively.

General and administrative expenses of approximately $34,000 and $6,800 for each of the six months ended June 30,  2014 and 2013, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and explores various options for the implementation of its business plan.

Loss per share for each of the six month periods ended June 30, 2014 and 2013 were $(0.01) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5) Liquidity and Capital Resources

At June 30, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $(122,000) and $(87,000), respectively, inclusive of a note payable and accrued interest payable thereon, to the Company’s sole officer and director of  $89,400 and $85,800.

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

In April 2014, the Company entered into a non-binding letter of intent for a potential transaction with a third party. However, no definitive agreement respecting the transaction has been reached and there is no assurance any such agreement will ever be reached or that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

On June 9, 2014, the Company filed a Current Report on Form 8-K which included a Press Release of equivalent date.  The Press Release is reprinted in this document as additional information:

“HPC Acquisitions, Inc. Status Update

PLYMOUTH, Minn., June 9, 2014 (GLOBE NEWSWIRE) -- The common stock of HPC Acquisition [sic], Inc. (the "Company") (OTCBB:HPCQ) trades on the OTC Bulletin Board and Pink Sheets under the symbol "HPCQ." As a general matter, there are an extremely limited number of trades in the common stock each year. Management has become aware that a very large amount of trading activity occurred on June 6, 2014.  Management cautions investors that any trading in the common stock of the Company is highly speculative and subject to substantial risk.

The current business purpose of the Company is to seek out and consummate a merger, acquisition or outright sale transaction where the Company's stockholders will benefit.  In April 2014, the Company entered into a non-binding letter of intent for a potential transaction with a third party.  However, since no definitive agreement respecting the transaction has been reached and there is no assurance any such agreement will ever be reached, any trading in the common stock based on information in the letter of intent is highly speculative. The Company urges people not to trade in its common stock until such a definitive agreement is reached and the relevant information has been fully disclosed.”

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

HPC Acquisitions, Inc.

Dated: August 8, 2014	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director