Form 10-Q
period 2014-09-30
HPC Acquisitions, Inc.
filed 2014-11-12
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:  November 1, 2014:  6,989,000 shares of common stock, par value $0.001

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended September 30, 2014

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
September 30, 2014 and December 31, 2013
(Unaudited)

	September 30	December 31,
	2014	2013
ASSETS

Current Assets
Cash on hand and in bank	$1,348	$51
Prepaid expenses	4,211	2,162

TOTAL ASSETS	$5,559	$2,213

LIABILITIES AND STOCKHOLDERS’ EQUITY( DEFICIT)

Current Liabilities
Accounts payable - trade	$21,698	$3,025
Accrued interest payable to third party	879	—
Accrued interest payable to controlling stockholder	18,007	14,629
Note payable to controlling stockholder	84,643	71,143

Total Current Liabilities	125,227	88,797

Long-Term Liabilities
Notes payable	31,300	—

Total Liabilities	156,527	88,797

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	—	—
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,989,000 and 6,984,000 shares
issued and outstanding, respectively	6,989	6,984
Additional paid-in capital	403,380	402,435
Accumulated deficit	(561,337)	(496,003)

Total Stockholders’ Equity (Deficit)	(150,968)	(86,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,559	$2,213

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2014 and 2013
(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net revenues	$—	$—	$—	$—

Operating expenses
Professional fees	52,485	7,613	22,169	2,826
General and administrative expenses	8,592	3,730	4,950	1,679

Total operating expenses	61,077	11,343	27,119	4,505

Loss from operations	(61,077)	(11,343)	(27,119)	(4,505)

Other income (expense)
Interest expense
Controlling stockholder	(3,378)	(2,736)	(1,227)	(974)
Third party	(879)	—	(473)	—

Income (Loss) before provision for income taxes	(65,334)	(14,079)	(28,819)	(5,479)

Provision for income taxes	—	—	—	—

Net Income (Loss)	(65,334)	(14,079)	(28,819)	(5,479)

Other comprehensive income	—	—	—	—

Comprehensive Income (Loss)	$(65,334)	$(14,079)	$(28,819)	$(5,479)

Income (Loss) per weighted-average share of common stock outstanding, computed on net loss -
basic and fully diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding -
basic and fully diluted	6,987,370	6,984,000	6,989,000	6,984,000

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
Nine months ended September 30, 2014 and 2013
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss) for the period	$(65,334)	$(14,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid with issuance of common stock	950	—
(Increase) Decrease in
Prepaid expenses	(2,048)	400
Increase (Decrease) in
Accounts payable - trade	18,672	1,685
Accrued interest payable -
Controlling stockholder	3,378	2,736
Third party	879	—

Net cash used in operating activities	(43,503)	(9,258)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from third party note payable	31,300	—
Proceeds from note payable to controlling stockholder	13,500	9,685

Net cash provided by financing activities	44,800	9,685

Increase (Decrease) in Cash	1,297	427

Cash at beginning of period	51	131

Cash at end of period	$1,348	$558

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.
Notes to Financial Statements
September 30, 2014 and December 31, 2013
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

HPC Acquisitions, Inc.
Notes to Financial Statements
September 30, 2014 and December 31, 2013
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

HPC Acquisitions, Inc.
Notes to Financial Statements
September 30, 2014 and December 31, 2013
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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2014 and December 31, 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2014 and 2013, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5. Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

HPC Acquisitions, Inc.
Notes to Financial Statements
September 30, 2014 and December 31, 2013
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

Note F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of September 30, 2014 and December 31, 2013, respectively, Mr. Laughlin has advanced $84,643 and $71,143 under this agreement.  Further, as of September 30, 2014 and December 31, 2013, the Company has accrued interest payable of $18,007 and $14,829, respectively, under this agreement.

Note G - Notes Payable

Through September 30, 2014, the Company has borrowed an aggregate $31,300 on three separate promissory notes payable to an unrelated third party.  These notes bear interest at 6.0% per annum and are due on the earlier of October 1, 2015 or upon closing by the Company of a financing in the amount of $1,000,000 or more.  These notes may be prepaid at any time without penalty and are unsecured.

	September 30,	December 31,
	2014	2013

Outstanding principal	$31,300	$—
Accrued interest payable	879	—

Total obligation outstanding	$32,179	$—

HPC Acquisitions, Inc.
Notes to Financial Statements
September 30, 2014 and December 31, 2013
(Unaudited)

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2014 and 2013, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
	—	—
Total	$—	$—

As of September 30, 2014, the Company has an aggregate net operating loss carryforward of approximately $154,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2014 and 2013, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013

Statutory rate applied to income before income taxes	$(22,200)	$(4,800)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	22,200	4,800

Income tax expense	$—	$—

HPC Acquisitions, Inc.
Notes to Financial Statements - Continued
September 30, 2014 and December 31, 2013
(Unaudited)

Note H - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$52,200	$30,000
Less valuation allowance	(52,200)	(30,000)

Net Deferred Tax Asset	$—	$—

During the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, the valuation allowance against the deferred tax asset increased by approximately $22,300 and $6,000.

Note I - Common Stock Transactions

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

(3) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2014 or 2013, respectively.

General and administrative expenses of approximately $61,100 and $11,300 for each of the nine months ended September 30, 2014 and 2013, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  During the quarter ended September 30, 2014, the Company expended approximately $20,000 related to due diligence related to a non-binding letter of intent executed in April 2014 for a potential transaction with an unrelated third party.  This Letter of Intent contained a 90 day standstill which has now expired.  No definitive agreement respecting the transaction was reached and there is no assurance any such agreement will ever be reached.

It is anticipated that future expenditure levels will fluctuate based upon the Company’s activities related to its stated business plan to seek out and consummate a merger, acquisition or outright sale transaction where the Company's stockholders will benefit.

Loss per share for each of the nine month periods ended September 30, 2014 and 2013 were $(0.01) and $(0.00), respectively, based on the weighted-average shares issued and outstanding during each period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the objectives of the Company’s business plan, as previously stated, and the obligations of being a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or participates in a business with revenue producing activities.

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

(5) Liquidity and Capital Resources

At September 30, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $(120,000) and $(87,000), respectively, inclusive of a note payable and accrued interest payable thereon, to the Company’s sole officer and director of $102,650 and $85,800, respectively.

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

In April 2014, the Company entered into a non-binding letter of intent for a potential transaction with an unrelated  third party. This Letter of Intent contained a 90 day standstill which has expired.  No definitive agreement respecting the transaction was reached and there is no assurance any such agreement will ever be reached or that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

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

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

On September 18, 2014, the Company filed a Current Report on Form 8-K which included a Press Release of equivalent date.  The Press Release is reprinted in this document as additional information:

“HPC Acquisitions, Inc. Status Update

PLYMOUTH, Minn., September 18, 2014 (GLOBE NEWSWIRE) -- The common stock of HPC Acquisition, Inc. [sic] (the "COMPANY") (OTCBB:HPCQ) trades on the OTC Bulletin Board and the OTCQB under the symbol "HPCQ." As a general matter, there is a small number of trades in the common stock each year. Management has become aware that ts stock was recommended on September 18, 2014 as "Today's Pick" in a bulk email sent by Penny Stock Circle, a self-described "stock promoter" newsletter.  The Company has had no contact with Penny Stock Circle whatsoever, and Penny Stock Circle's recommendation was not based on any information provided by or obtained from the company, but rather was stated to have been based on the "momentum" of the Company's stock.  As the Company's shares have traded in a narrow range with limited volume prior to publication of the newsletter, Management has no idea why its shares were recommended and cautions investors that any trading in the common stock of the Company is highly speculative and subject to substantial risk.

The current business purpose of the Company is to seek out and consummate a merger, acquisition or outright sale transaction where the Company's stockholders will benefit.  As previously disclosed in the Company's June 9, 2014 press release, the Company entered into a non-binding letter of intent in April 2014, for a potential transaction with a third party.  The Letter of Intent contained a 90 day standstill, which has now expired.  No definitive agreement respecting the transaction has been reached, and there is no assurance any such agreement will ever be reached.  Accordingly, any trading in the Company's common stock based on the mere fact of the letter of intent or on the recommendation of Penny Stock Circle is highly speculative.  The Company is continually engaged in the process of seeking a transaction to fulfill its business purpose and has entered into multiple Letters of Intent since becoming a reporting issuer, none of which has yet resulted in a transaction.  The Company urges people not to trade in its common stock until it enters into a definitive agreement with an acquisition target and the relevant information has been fully disclosed.”

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

HPC Acquisitions, Inc.

Dated: November 12, 2014	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director