Form 10-K
period 2014-12-31
HPC Acquisitions, Inc.
filed 2015-03-31
CIK 1435224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
☒	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last reported trade dated June 30, 2014 was approximately $39,560 based upon 989,000 shares held by non-affiliates and a closing market price of $0.04 per share, per www.bigcharts.com.

As of March 31, 2015, there were 6,989,000 shares of Common Stock issued and outstanding.

HPC Acquisitions, Inc.

Form 10-K for the Year Ended December 31, 2014

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

We have no capital and must depend on Craig S. Laughlin, our sole officer and director, to provide the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.  The Company is continually engaged in the process of seeking a transaction to fulfill its business purpose and has entered into multiple Letters of Intent since becoming a reporting issuer, none of which has yet resulted in a transaction.

Mr. Laughlin, as our sole officer and director, will be primarily responsible for investigating combination opportunities.  However, we believe that business opportunities may also come to our attention from various sources, including: professional advisors such as attorneys, and accountants, securities broker-dealers, venture  capitalists, members of the financial community, and others who may present unsolicited proposals.  Although we have engaged consultants from time to time on a case by case basis to assist us in evaluating specific potential combination opportunities, we have no formal plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

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

In March 2014, the Company issued 5,000 shares of restricted, unregistered common stock to Quest or its designees as a final inducement to permanently close the negotiations discussed in the preceding paragraph.  These shares were valued at approximately $950, or $0.19 per share, which approximated the closing price on the last recorded open market transaction nearest the issuance date.

During Calendar 2014, the Company’s management expended approximately $120,000 on performing due diligence on various proposed acquisition or combination transactions.  None of these efforts resulted in a binding agreement with any of these targets as of the date of this filing.

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

During the year ended December 31, 2014, management noted several instances of trades that were outside the historic trading behavior of the Company’s common stock.  The following table lists the historical trading pattern for the Company’s common stock:

# of days
Year ended	with trading
December 31	activity

2015 (*)	5
2014	35
2013	14
2012	10
2011	19
2010	7
2009	6
2008	1

(*) - as reported through March 5, 2015, with the last reported trading date being March 5, 2015

Source: www.bigcharts.com

On June 9, 2014, the Company filed a Current Report on Form 8-K which included a Press Release of equivalent date.  The Press Release is reprinted in this section as additional information:

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

On September 18, 2014, the Company filed a Current Report on Form 8-K which included a Press Release of equivalent date.  The Press Release is reprinted in this document as additional information:

“HPC Acquisitions, Inc. Status Update

PLYMOUTH, Minn., September 18, 2014 (GLOBE NEWSWIRE) -- The common stock of HPC Acquisition, Inc. [sic] (the "COMPANY") (OTCBB:HPCQ) trades on the OTC Bulletin Board and the OTCQB under the symbol "HPCQ."  As a general matter, there is a small number of trades in the common stock each year.  Management has become aware that its stock was recommended on September 18, 2014 as "Today's Pick" in a bulk email sent by Penny Stock Circle, a self-described "stock promoter" newsletter.  The Company has had no contact with Penny Stock Circle whatsoever, and Penny Stock Circle's recommendation was not based on any information provided by or obtained from the company, but rather was stated to have been based on the "momentum" of the Company's stock.  As the Company's shares have traded in a narrow range with limited volume prior to publication of the newsletter, Management has no idea why its shares were recommended and cautions investors that any trading in the common stock of the Company is highly speculative and subject to substantial risk.

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

The latest trades in proximity to this filing were on March 5, 2015, consisting of 200 shares at $0.04 per share, and February 6, 2015, consisting of 500 shares at $0.04 per share.

At March 5, 2015, there were approximately 44 holders of record, exclusive of shares held in street name, of the Company's Common Stock.

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

(3) Results of Operations

The Company had no operating revenue for either of the years ended December 31, 2014 or 2013.

General and administrative expenses for each of the years ended December 31, 2014 and 2013 were approximately $119,500 and $ 14,000, respectively.  During the fourth quarter of Calendar 2014, the Company’s management spent in excess of $100,000 in performing due diligence tasks related to various proposed acquisition or combination transactions.  None of these efforts were successful.  All other expenditures were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.  It is anticipated that future expenditure levels will remain relatively constant, if not decline slightly, as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective years ended December 31, 2014 and 2013 were $(0.02) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

The amount of time spent by Mr. Laughlin on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Laughlin will actually be required to spend to locate a suitable target company. Mr. Laughlin estimates that the business plan of the Company can be implemented by devoting less than 4 hours per week but such figure cannot be stated with precision.

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

(5) Liquidity and Capital Resources

At December 31, 2014 and 2013, the Company had working capital deficit of approximately $(213,500) and $(86,000), respectively; inclusive of stockholder debt and accrued interest of approximately $98,800 and $86,000, respectively.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2014.  We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2014.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate Laws and Regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

Not applicable.

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Craig S. Laughlin	65	President, Chief Executive Officer
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

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per week, or more than forty hours per month, but more than likely encompass less than four (4) hours per week.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2014, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

Our board of directors appoints our executive officers to serve at the discretion of the board.  Craig S. Laughlin is our sole officer and director.  Our directors receive no compensation from us for serving on the board; however, we do pay for travel and other direct expenses incurred by our sole officer and director, and by our occasional consultants, incurred in connection with investigating and vetting potential acquisition targets or opportunities.

Executive Compensation

Craig S. Laughlin has received no compensation from us nor have we accrued any cash or non-cash compensation for his services since he was elected as an officer and director.  The current management and oversight of the Company requires, on average, less than four (4) hours per week.  In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

We do not have any employment or consulting agreements with any parties nor do we have a stock option plan or other equity compensation plans.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Craig S. Laughlin, Principal Executive Officer	2014	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2013	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

The Company has no other executive compensation information which would require the inclusion of other mandated table disclosures.

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Craig S. Laughlin (4)	6,000,000	85.9%

Directors and officers as a group	6,000,000	85.9%
(1 person)

(1)	On March 5, 2015, there were 6,989,000 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

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

(3)
In determining the percent of voting stock owned by a person on December 31, 2014 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 6,989,000 shares of common stock outstanding on December 31, 2014, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company’s other stockholders. In making any such sale, the Company’s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company’s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

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

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, GBH CPAs, PC, of Houston, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

1. Audit fees	$10,500	$7,000
2. Audit-related fees	—	—
3. Tax fees	—	—
4 All other fees	—	—

Totals	$10,500	$7,000

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with GBH CPAs, PC maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: GBH CPAs, PC did not charge the Company any fees for financial information system design and implementation fees.

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

HPC Acquisitions, Inc.

Dated: March 31, 2015	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 31, 2015	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer
Chief Financial Officer and Director

HPC ACQUISITIONS, INC.

CONTENTS

Page

Report of Registered Independent Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2014 and 2013	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2014 and 2013	F-4

Statement of Changes in Stockholders’ Equity (Deficit)
for the years ended December 31, 2014 and 2013	F-5

Statements of Cash Flows
for the years ended December 31, 2014 and 2013	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
HPC Acquisitions, Inc.
Plymouth, MN

We have audited the accompanying balance sheets of HPC Acquisitions, Inc. as of December 31, 2014 and 2013 and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended.  HPC Acquisitions, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of HPC Acquisitions, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 31, 2015

HPC ACQUISITIONS, INC.
BALANCE SHEETS
December 31, 2014 and 2013

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$34,330	$51
Accounts receivable – related party	1,500	—
Prepaid expenses	—	2,162

TOTAL ASSETS	$35,830	$2,213

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Notes payable to third parties	$122,300	$—
Accrued interest payable to third parties	2,215	—
Accounts payable - trade	21,529	3,025
Note payable to controlling stockholder	84,173	71,143
Accrued interest payable to controlling stockholder	19,288	14,629
Total Liabilities	249,505	88,797

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding
Common stock - $0.001 par value.	—	—
50,000,000 shares authorized.
6,989,000 and 6,984,000 shares issued and outstanding, respectively	6,989	6,984
Additional paid-in capital	403,380	402,435
Accumulated deficit	(624,044)	(496,003)

Total Stockholders’ Equity (Deficit)	(213,675)	(86,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$35,830	$2,213

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2014 and 2013

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Net revenue	$—	$—

Operating expenses
Professional fees	102,298	9,178
General and administrative expenses	17,389	5,285

Total operating expenses	119,687	14,463

Loss from operations	(119,687)	(14,463)

Other income (expense)
Interest expense on notes payable
to third parties	(3,696)	—
to controlling stockholder	(4,658)	(3,776)
Loss before provision for income taxes	(128,041)	(18,239)

Provision for income taxes	—	—

Net loss	(128,041)	(18,239)

Other comprehensive income	—	—

Comprehensive Loss	$(128,041)	$(18,239)

Loss per weighted-average share of common stock outstanding,
basic and diluted	$(0.02)	$(0.00)

Weighted-average number of common shares outstanding -
basic and diluted	6,987,797	6,984,000

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY( DEFICIT)
Years ended December 31, 2014 and 2013

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at December 31, 2012	6,984,000	$6,984	$402,435	$(477,764)	$(68,345)

Net loss for the year	—	—	—	(18,239)	(18,239)

Balances at December 31, 2013	6,984,000	6,984	402,435	(496,003)	(86,584)

Stock issued in settlement of expired
negotiations related to a proposed
acquisition transaction	5,000	5	945	—	950

Net loss for the year	—	—	—	(128,041)	(128,041)

Balances at December 31, 2014	6,989,000	$6,989	$403,380	$(624,044)	$(213,675)

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2014  and 2013

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities
Net loss for the year	$(128,041)	$(18,239)
Adjustments to reconcile net loss to net
cash used in operating activities
Common stock issued for operating expenses	950	—
(Increase) Decrease in
Prepaid expenses	2,163	(787)
Increase (Decrease) in
Accounts payable - trade	18,603	1,335
Accounts receivable – related party	(1,500)
Accrued interest payable
to third parties	2,115	—
to controlling stockholder	4,659	3,776

Net cash used in operating activities	(101,051)	(13,915)

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from note payable
to third parties	122,300	—
to controlling stockholder	13,030	13,835

Net cash provided by financing activities	135,330	13,865

Increase (Decrease) in Cash	34,279	(80)

Cash at beginning of period	51	131

Cash at end of period	$34,330	$51

Supplemental disclosures:
Interest paid for the period	$—	$—
Income taxes paid for the period	$—	$—

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

The current business purpose of the Company is to seek out and obtain a merger, acquisition or outright sale transaction whereby the Company's stockholders will benefit.  The Company is not currently engaged in any negotiations with a potential merger or acquisition candidate.

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

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2014 and 2013

NOTE C - GOING CONCERN UNCERTAINTY

The Company has no operations, limited cash on hand, no operating assets, significant debt for a company of its size  and a business plan with inherent risk.  Because of these factors, the Company’s auditor has issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means substantial doubt about our ability to continue as a going concern exists at the report date.

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
December 31, 2014 and 2013

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

3.      Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s).  With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending before December 31, 2011.  The Company does not anticipate any examinations of returns filed since January 1, 2012.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2014 and 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2014 and 2013 the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2014 and 2013

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

5.      Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities.  The amendments remove the distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is permitted.  The Company evaluated and adopted ASU 2014-10 commencing with the reporting period ended June 30, 2014.

The Company is of the opinion that any and all pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

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

NOTE F - NOTES PAYABLE TO INVESTORS

During 2014, the Company has borrowed an aggregate $122,300 (including approximately $91,000 in the 4th quarter) on eight  separate promissory notes payable to six  separate unrelated third parties.  These notes bear interest at 5.0% to 6.0% per annum and are due on the earlier of October 1, 2015 or upon closing by the Company of a financing in the amount of $1,000,000 or more.  These notes may be prepaid at any time without penalty and are unsecured.

	December 31,	December 31,
	2014	2013

Outstanding principal	$122,300	$—
Accrued interest payable	2,215	—
Total obligation outstanding	$124,515	$—

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2014and 2013

NOTE G - NOTE PAYABLE TO CONTROLLING STOCKHOLDER

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.  To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three  years from the initial funding date at an interest rate of 6.0% per annum.  The maturity date was subsequently extended to September 2010 and is currently due upon demand.  As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment.  As of December 31, 2014 and 2013, Mr. Laughlin has advanced approximately $84,173 and $71,143 under this agreement.  Further, as of December 31, 2014 and 2013,  the Company has accrued interest payable to Mr. Laughlin of approximately $19,288 and $14,629, respectively, under this agreement.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2014 and 2013, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—

Total	$—	$—

As of December 31, 2014, the Company has an aggregate net operating loss carryforward of approximately $216,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2014 and 2013, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2014	2013

Statutory rate applied to income before income taxes	$(43,600)	$(6,000)
Increase (decrease) in income taxes resulting from:
State income taxes	—	—
Other, including reserve for deferred tax asset	43,600	6,000
Net Deferred Tax Asset	$—	$—

HPC ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2014 and 2013

NOTE H - INCOME TAXES - continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$73,600	$30,000
Less valuation allowance	(73,600)	(30,000)
Net Deferred Tax Asset	$—	$—

During each of the years ended December 31, 2014 and 2013, the valuation allowance against the deferred tax asset increased by approximately $43,600 and $6,000 respectively.

NOTE I - PROPOSED COMBINATION TRANSACTIONS

On November 18, 2010, the Company reached an understanding for pursuing negotiations on a business combination transaction with Quest Water Solutions, Inc. (Quest) (a Canadian corporation) to consummate a business acquisition transaction.  Consummation of the contemplated transaction with Quest was subject to the satisfactory completion of all appropriate due diligence on the part of both parties and negotiation of the final terms of a definitive agreement.  Quest paid the Company non-refundable fees to reserve the exclusive rights to negotiate with the Company and allow both parties to complete the necessary due diligence totaling approximately $19,500 and $5,000 during each of the years ended December 31, 2011 and 2010, respectively.  During the quarter ended September 30, 2011, the Company’s agreement with Quest expired.  The proposed transaction is no longer under consideration

In March 2014, the Company issued 5,000 shares of restricted, unregistered common stock to Quest or its designees as a final inducement to permanently close the negotiations discussed in the preceding paragraph.  These shares were valued at approximately $950, or $0.19 per share, which approximated the closing price on the last recorded open market transaction nearest the issuance date.

During the fourth quarter 2014, the Company’s management spent in excess of $100,000 in performing due diligence tasks related to various proposed acquisition or combination transactions.  None of these efforts were successful.

NOTE J - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company from December 31, 2014 through the issuance date of these financial statements and has concluded that no other subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes to financial statements.