Form 10-Q
period 2015-03-31
HPC Acquisitions, Inc.
filed 2015-05-14
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53248

HPC Acquisitions, Inc.

(Exact name of registrant as specified in its charter)

Nevada	68-0635204
(State of incorporation)	(IRS Employer ID Number)

10935 57th Avenue North, Plymouth, MN 55442

(Address of principal executive offices)

(952) 541-1155

(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES    ☒    NO   ☐

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  May 1, 2015: 6,989,000 shares of common stock, par value $0.001

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended March 31, 2015

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.

Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash on hand and in bank	$2,497	$34,330
Accounts receivable – related party	1,500	1,500
Prepaid expenses	6,875	-

TOTAL ASSETS	$10,872	$35,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Notes payable to third parties	$122,300	$122,300
Accrued interest payable to third parties	3,800	2,215
Accounts payable - trade	15,354	21,529
Note payable to controlling stockholder	84,173	84,173
Accrued interest payable to controlling stockholder	20,533	19,288

Total Current Liabilities	246,160	249,505

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized, None issued and outstanding	-	-
Common stock - $0.001 par value, 50,000,000 shares authorized, 6,989,000 shares issued and outstanding, respectively	6,989	6,989
Additional paid-in capital	403,380	403,380
Accumulated deficit	(645,657)	(624,044)

Total Stockholders’ Equity (Deficit)	(235,288)	(213,675)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,872	$35,830

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Operations

Three months ended March 31, 2015 and 2014

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014

Net revenues	$-	$-

Operating expenses
Professional fees	16,760	25,000
General and administrative expenses	1,392	2,901

Total operating expenses	18,152	27,901

Loss from operations	(18,152)	(27,901)

Other income (expense)
Interest expense on notes payable:
to third parties	(2,216)	(107)
to controlling stockholder	(1,245)	(1,065)

Loss before provision for income taxes	(21,613)	(29,073)

Provision for income taxes	-	-

Net Loss	$(21,613)	$(29,073)

Loss per weighted-average share of common stock outstanding basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding - basic and fully diluted	6,989,000	6,984,000

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Cash Flows

Three months ended March 31, 2015 and 2014

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities
Net (loss)	$(21,613)	$(29,073)
Adjustments to reconcile net loss to net cash used in by operating activities
Common stock issued for operating expenses	-	950
(Increase) Decrease in:
Prepaid expenses	(6,875)	1,262
Increase (Decrease) in:
Accounts payable - trade	(6,175)	9,355
Accrued interest payable:
to third parties	1,585	-
to controlling stockholder	1,245	1,172

Net cash used in operating activities	(31,833)	(16,334)

Cash flows from investing activities	-	-

Cash flows from financing activities

Proceeds from note payable to controlling stockholder	-	2,075

Net cash provided by financing activities	-	2,075

Increase (Decrease) in Cash	(31,833)	5,166

Cash at beginning of period	34,330	51

Cash at end of period	$2,497	$5,217

Supplemental disclosure of interest and income taxes paid
Interest paid	$-	$-
Income taxes paid	$-	$-

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

On August 7, 2006, the Company changed its state of incorporation from Minnesota to Nevada by means of a merger with HPC Acquisitions, Inc., a Nevada corporation formed on June 12, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation.

On December 2, 1968 the Company commenced the sale of common stock pursuant to an Offering Circular pursuant to Regulation A of the Securities Act of 1933, as amended, in a self-underwritten offering. This Circular offered up to 120,000 shares of the Company’s common stock at a price of $2.20 per share. The shares were offered through the Company’s officers and directors on a best-efforts basis. The Company sold an aggregate 120,000 shares for gross proceeds of $264,000 under this Offering.

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

The Company’s management and significant stockholders have provided the necessary working capital to maintain the corporate status of the Company. The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

Fully diluted earnings (loss) common per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

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

As of March 31, 2015 and 2014, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

HPC Acquisitions, Inc.

Notes to Financial Statements - Continued

(Unaudited)

Note D - Summary of Significant Accounting Policies – Continued

5.	Fair value of financial instruments

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

6.	Recent accounting pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

7.	Subsequent events

Management has evaluated all activity of the Company through the issue date of the financial statements for disclosure consideration.

Note E - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum. The maturity date was subsequently extended to September 2010 and is currently due upon demand. As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment. As of March 31, 2015 and December 31, 2014, respectively, Mr. Laughlin has advanced approximately $84,173 and $84,173 under this agreement. Further, as of March 31, 2015 and December 31, 2014, the Company has accrued interest payable of approximately $20,533 and $19,288, respectively, under this agreement.

HPC Acquisitions, Inc.

Notes to Financial Statements - Continued

(Unaudited)

Note F - Notes Payable

As of March 31, 2015 and December 31, 2014, respectively, the Company has borrowed an aggregate $122,300 on six separate promissory notes payable to unrelated third parties. These notes bear interest at 6.0% per annum and are due on the earlier of October 1, 2015 or upon closing by the Company of a financing in the amount of $1,000,000 or more. These notes may be prepaid at any time without penalty and are unsecured.

	March 31,	December 31,
	2015	2014

Outstanding principal	$122,300	$122,300
Accrued interest payable	3,800	2,215

Total obligation outstanding	$126,100	$124,515

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three-month periods ended March 31, 2015 and 2014, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

As of March 31, 2015, the Company has an aggregate net operating loss carryforward of approximately $238,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

HPC Acquisitions, Inc.

Notes to Financial Statements - Continued

(Unaudited)

The Company's income tax expense (benefit) for each of the three-month periods ended March 31, 2015 and 2014, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2015	2014

Statutory rate applied to income before income taxes	$(7,400)	$(10,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset and application of net operating loss carryforward	7,400	10,000

Income tax expense	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$81,000	$73,600
Less valuation allowance	(81,000)	(73,600)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2015, the valuation allowance against the deferred tax asset increased by approximately $7,400.

Note H - Common Stock Transactions

In March 2014, the Company issued 5,000 shares of restricted, unregistered common stock to an unrelated third-party corporation as a final inducement to permanently close negotiations related to a former proposed business combination transaction. These shares were valued at approximately $950, or $0.19 per share, which approximated the closing price on the last recorded open market transaction nearest the issuance date.

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

The Company had no revenue for either of the three month periods ended March 31, 2015 or 2014.

General and administrative expenses of approximately $18,000 and $28,000 for the three months ended March 31, 2015 and 2014, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and to activities related to the Company’s stated business plan to seek out and consummate a merger, acquisition or outright sale transaction where the Company’s stockholders will benefit.

It is anticipated that future expenditure levels will fluctuate based upon the Company’s activities related to its stated business plan to seek out and consummate a merger, acquisition or outright sale transaction where the Company's stockholders will benefit.

Loss per share for each of the three month periods ended March 31, 2015 and 2014 were $0.00 and $0.00, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At March 31, 2015 and December 31, 2014, the Company had a working capital deficit of approximately $235,000 and $151,000, respectively, inclusive of a note payable and accrued interest payable thereon, to the Company’s sole officer and director of approximately $105,000 and $103,500.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: May 14, 2015	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director

