Form 10-Q
period 2015-06-30
HPC Acquisitions, Inc.
filed 2015-08-12
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

YES ☐ NO ☐

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:   August 1, 2015: 6,989,000 shares of common stock, par value $0.001

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended June 30, 2015

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.

Balance Sheets

June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$392	$34,330
Accounts receivable – related party	-	1,500
Prepaid expenses	5,000	-
TOTAL ASSETS	$5,392	$35,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable to third parties	$122,300	$122,300
Accrued interest payable to third parties	5,404	2,215
Accounts payable - trade	15,359	21,529
Note payable to controlling stockholder	85,178	84,173
Accrued interest payable to controlling stockholder	21,804	19,288

Total Current Liabilities	250,045	249,505

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized, None issued and outstanding	-	-
Common stock - $0.001 par value, 50,000,000 shares authorized, 6,989,000 shares issued and outstanding	6,989	6,989
Additional paid-in capital	403,380	403,380
Accumulated deficit	(655,022)	(624,044)

Total Stockholders’ Deficit	(244,653)	(213,675)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,392	$35,830

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Operations

Six and Three months ended June 30, 2015 and 2014

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net revenues	$-	$-	$-	$-

Operating expenses
Professional fees	19,204	30,316	2,444	4,366
General and administrative expenses	5,059	3,642	3,667	1,690

Total operating expenses	24,263	33,958	6,111	6,056

Loss from operations	(24,263)	(33,958)	(6,111)	(6,056)

Other income (expense)
Interest expense on notes payable
to unrelated third parties	(4,198)	(406)	(1,982)	(300)
to stockholder	(2,517)	(2,151)	(1,272)	(1,086)

Loss before provision for income taxes	(30,978)	(36,515)	(9,365)	(7,442)

Provision for income taxes	-	-	-	-

Net Loss	(30,978)	(36,515)	(9,365)	(7,442)

Loss per weighted-average share of common stock outstanding - basic and fully diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted-average number of common shares outstanding - basic and fully diluted	6,989,000	6,986,514	6,989,000	6,989,000

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Cash Flows

Six months ended June 30, 2015 and 2014

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(30,978)	$(36,515)
Adjustments to reconcile net loss to net cash used in by operating activities:
Common stock issued for operating expenses	-	950
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	2,163
Accounts receivable –related party	1,500	-
Accounts payable - trade	(6,170)	9,399
Accrued interest payable to:
third parties	2,516	-
controlling stockholder	3,189	2,557

Net cash used in operating activities	(34,943)	(21,446)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from third party notes payable	-	20,000
Proceeds from note payable to controlling stockholder	1,005	1,500

Net cash provided by financing activities	1,005	21,500

Increase (Decrease) in Cash	(33,938)	54

Cash at beginning of period	34,330	51

Cash at end of period	$392	$105

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$-	$-
Income taxes paid for the period	$-	$-

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

Note C - Going Concern Uncertainty

The Company has no operations, limited cash on hand, no operating assets and has a business plan with inherent risk. Because of these factors, substantial doubt about our ability to continue as a going concern exists.

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

HPC Acquisitions, Inc.

Notes to Financial Statements

(Unaudited)

Note C - Going Concern Uncertainty - continued

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company recognizes potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority.

HPC Acquisitions, Inc.

Notes to Financial Statements

(Unaudited)

Note D – Summary of Significant Accounting Policies - continued

3.	Income (Loss) per share

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

As of June 30, 2015 and 2014, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

(Unaudited)

Note F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum. The maturity date was subsequently extended to September 2010 and is currently due upon demand. As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment. As of June 30, 2015 and December 31, 2014, Mr. Laughlin has advanced approximately $85,178 and $84,173, respectively under this agreement. Further, as of June 30, 2015 and December 31, 2014, the Company has accrued interest payable of approximately $21,804 and $19,288, respectively, under this agreement.

Note G - Notes Payable

As of June 30, 2015 and December 31, 2014, the Company has borrowed an aggregate $122,300 on six separate promissory notes payable to unrelated third parties. These notes bear interest at 6.0% per annum and are due on the earlier of October 1, 2015 or upon closing by the Company of a financing in the amount of $1,000,000 or more. These notes may be prepaid at any time without penalty and are unsecured.

	June 30,	December 31,
	2015	2014

Outstanding principal	$122,300	$122,300
Accrued interest payable	5,404	2,215

Total obligation outstanding	$127,704	$124,515

Note H - Income Taxes

The components of income tax (benefit) expense for each of the six-month periods ended June 30, 2015 and 2014, are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2015	2014
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

As of June 30, 2015, the Company has an aggregate net operating loss carryforward of approximately $247,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforwards.

HPC Acquisitions, Inc.

Notes to Financial Statements

(Unaudited)

Note H - Income Taxes - continued

The Company's income tax expense (benefit) for each of the six-month periods ended June 30, 2015 and 2014, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2015	2014

Statutory rate applied to income before income taxes	$(10,500)	$(11,900)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset and application of net operating loss carryforward	10,500	11,900

Income tax expense	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$84,100	$73,600
Less valuation allowance	(84,100)	(73,600)

Net Deferred Tax Asset	$-	$-

During the three months ended June 30, 2015, the valuation allowance against the deferred tax asset increased by approximately $10,500.

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

HPC Acquisitions, Inc.

Notes to Financial Statements - Continued

(Unaudited)

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

HPC Acquisitions, Inc.

Notes to Financial Statements - Continued

(Unaudited)

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

The Company had no revenue for either of the six or three-month periods ended June 30, 2015 or 2014, respectively.

General and administrative expenses of approximately $24,200 and $33,900 for each of the six-months ended

June 30, 2015 and 2014, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will fluctuate based upon the Company’s activities related to its stated business plan to seek out and consummate a merger, acquisition or outright sale transaction where the Company's stockholders will benefit.

Loss per share for each of the six-month periods ended June 30, 2015 and 2014 were $(0.00) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

HPC Acquisitions, Inc.

Notes to Financial Statements - Continued

(Unaudited)

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

At June 30, 2015 and December 31, 2014, the Company had a working capital deficit of approximately $245,000 and $214,000, respectively, inclusive of a note payable and accrued interest payable thereon, to the Company’s sole officer and director of approximately $107,000 and $103,500.

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

HPC Acquisitions, Inc.

Notes to Financial Statements - Continued

(Unaudited)

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated:	August 12, 2015	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director