Form 10-Q
period 2015-09-30
HPC Acquisitions, Inc.
filed 2015-11-13
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:   November 1, 2015: 6,989,000 shares of common stock, par value $0.001

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended September 30, 2015

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.

Balance Sheets

September 30, 2015 and December 31, 2014

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$25	$34,330
Accounts receivable – related party	-	1,500
Prepaid expenses	3,125	-

TOTAL ASSETS	$3,150	$35,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Notes payable to third parties	$122,300	$122,300
Accrued interest payable to third parties	6,023	2,215
Accounts payable	18,724	21,529
Note payable to controlling stockholder	86,852	84,173
Accrued interest payable to controlling stockholder	23,107	19,288

Total Current Liabilities	257,006	249,505

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value, 50,000,000 shares authorized, 6,989,000 shares issued and outstanding	6,989	6,989
Additional paid-in capital	403,380	403,380
Accumulated deficit	(664,225)	(624,044)

Total Stockholders’ Deficit	(253,856)	(213,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,150	$35,830

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Operations and Comprehensive Loss

Nine and Three months ended September 30, 2015 and 2014

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net revenues	$-	$-	$-	$-

Operating expenses
Professional fees	21,366	52,485	2,162	22,169
General and administrative expenses	8,510	8,592	3,451	4,950

Total operating expenses	29,876	61,077	5,613	27,119

Loss from operations	(29,876)	(61,077)	(5,613)	(27,119)

Other income (expense)
Interest expense on notes payable
to unrelated third parties	(6,486)	(3,378)	(2,288)	(1,227)
to stockholder	(3,819)	(879)	(1,302)	(473)

Loss before provision for income taxes	(40,181)	(65,334)	(9,203)	(28,819)

Provision for income taxes	-	-	-	-

Net Loss	$(40,181)	$(65,334)	$(9,203)	$(28,819)

Loss per common share – basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding - basic and fully diluted	6,989,000	6,987,370	6,989,000	6,989,000

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Cash Flows

Nine months ended September 30, 2015 and 2014

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(40,181)	$(65,334)
Adjustments to reconcile net loss to net cash used in by operating activities:
Common stock issued for operating expenses	-	950
Changes in operating assets and liabilities:
Prepaid expenses	(3,125)	(2,048)
Accounts receivable – related party	1,500	-
Accounts payable - trade	(2,804)	18,672
Accrued interest payable to:
third parties	3,807	879
controlling stockholder	3,819	3,378

Net cash used in operating activities	(36,984)	(43,503)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from third party notes payable	-	31,300
Proceeds from note payable to controlling stockholder	2,679	13,500

Net cash provided by financing activities	2,679	44,800

Increase (Decrease) in Cash	(34,305)	1,297

Cash at beginning of period	34,330	51

Cash at end of period	$25	$1,348

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$-	$-
Income taxes paid for the period	$-	$-

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2015 and December 31, 2014, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2015 and 2014, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note F - Note Payable to Controlling Stockholder

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum. The maturity date was subsequently extended to September 2010 and is currently due upon demand. As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment. As of September 30, 2015 and December 31, 2014, respectively, Mr. Laughlin has advanced approximately $86,85 and $84,173 under this agreement. Further, as of September 30, 2015 and December 31, 2014, the Company has accrued interest payable of approximately $23,107 and $19,288, respectively, under this agreement.

Note G - Notes Payable

As of September 30, 2015 and December 31, 2014, the Company has borrowed an aggregate $122,300 on eight separate promissory notes payable to six unrelated third parties. These notes bear interest at 6.0% per annum and $31,300 of the principal balance of the notes, plus interest, are due on the earlier of October 1, 2015 or upon closing by the Company of a financing in the amount of $1,000,000 or more; the remaining $91,000 of principal balance, plus interest, are due on the earlier of January 1, 2016 or upon the closing by the Company of a financing of $40,000,000 or more . These notes may be prepaid at any time without penalty and are unsecured.

	September 30,	December 31,
	2015	2014

Outstanding principal	$122,300	$122,300
Accrued interest payable	6,023	2,215

Total obligation outstanding	$128,323	$124,515

As of the date of these financial statements,$31,300 of these notes are in default and no demand for payment has been put forth by any creditor.

HPC Acquisitions, Inc.

Notes to Financial Statements - Continued

(Unaudited)

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine-month periods ended September 30, 2015 and 2014, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

As of September 30, 2015, the Company has an aggregate net operating loss carryforward of approximately $257,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine -month periods ended September 30, 2015 and 2014 differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2015	2014

Statutory rate applied to income before income taxes	$(13,600)	$(22,200)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset and application of net operating loss carryforward	13,600	22,200
Income tax expense	$-	$-

HPC Acquisitions, Inc.

Notes to Financial Statements - Continued

September 30, 2015 and December 31, 2014

(Unaudited)

Note H - Income Taxes - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$87,200	$73,600
Less valuation allowance	(87,200)	(73,600)

Net Deferred Tax Asset	$-	$-

During the three months ended September 30, 2015 the valuation allowance against the deferred tax asset increased by approximately $13,600.

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

The Company had no revenue for either of the nine or three-month periods ended September 30, 2015 or 2014.

General and administrative expenses of approximately $30,000 and $61,000 for each of the nine months ended September 30, 2015 and 2014, respectively, were directly related to maintaining the corporate entity and continued compliance with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels will fluctuate based upon the Company’s activities related to its stated business plan to seek out and consummate a merger, acquisition or outright sale transaction where the Company's stockholders will benefit.

Loss per share for each of the nine-month periods ended September 30, 2015 and 2014 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding for each respective period.

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

At September 30, 2015 and December 31, 2014, the Company had a working capital deficit of approximately $(253,000) and $(214,000), respectively, inclusive of a note payable and accrued interest payable thereon, to the Company’s sole officer and director of approximately $110,000 and $103,500, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HPC Acquisitions, Inc.

Dated: November 13, 2015	/s/ Craig S. Laughlin
Craig S. Laughlin
President, Chief Executive Officer,
Chief Financial Officer and Sole Director