Form 10-K
period 2015-12-31
HPC Acquisitions, Inc.
filed 2016-03-29
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934

for the transition period from                  to

Commission File No. 0-53248

HPC ACQUISITIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	68-0635204
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10935 57th Avenue No., Plymouth, MN 55442

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number: (952) 541-1155

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐  Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates on June 30, 2015, based on the average bid and asked prices on that day was $79,920. As of March 15, 2016, the Registrant had outstanding 19,000,000 shares of common stock, par value $0.001.

Documents incorporated by reference: None.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

This annual report contains forward-looking statements, including statements regarding, among other things, (a) our plans for implementing our newly acquired product distribution rights, (b) our growth strategies, (c) our future financing plans, (d) our anticipated need for working capital, and (e) the impact of governmental regulation. These statements may be found under Item 1. “Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors and matters described in this annual report. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

2

PART I

ITEM 1.          BUSINESS

New Developments

On March 8, 2016, HPC Acquisitions, Inc., (“HPC”, the “Company”, “we”, “our”, or “us”) sold 12,011,000 shares of its common stock to David Selakovic at a total purchase price of $303,100, paid in cash. Concurrently, Mr. Selakovic was appointed a director, and to the positions of Chairman of the Board, Chief Executive Officer, and Chief Financial Officer. Craig S. Laughlin, the former Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer, remains a director and serves as the President and Secretary of the Company.

The investment in our common stock and changes in management were approved subject to the agreement of Mr. Selakovic to assign to HPC certain assets consisting of the exclusive right to distribute in the Western Hemisphere natural agrochemicals manufactured by ECOWIN Co., Ltd., a Korean company, certain state permits for the sale of ECOWIN agrochemicals, and the trademark “Vegalab” (the “DS Assets”). Our new plan of operation is to:

•	Pay off the liabilities of the Company in the amount of approximately $242,762 at December 31, 2015;

•	Use the remaining cash to begin promoting ECOWIN products to large agriculture businesses in North America under the brand name “Vegalab,” and for general corporate purposes;

•	Arrange additional financing for purchasing inventory, implementing a broader marketing effort based on the results of our promotional efforts with large agriculture business, and for general corporate purposes, such as administrative costs; and

•	Expand operations as permitted by available capital form external sources and internal operations.

In short, HPC has acquired distribution rights to ECOWIN products, state permits related to those products, a trademark, and cash to commence the business of selling ECOWIN products under the brand name “Vegalab” (hereinafter the “Vegalab products”). HPC has no customers and no employees (other than its executive officers) so this endeavor represents the start of a new venture with the assets described above. Mr. Selakovic owned the state permits and tradename in a limited liability company of which he was the sole member. This limited liability company was formed for the purpose of being a receptacle for the permits, never engaged in any marketing or sales activity, and never received revenue from any source.

History

During the five-year period prior to the investment by Mr. Selakovic in HPC, it was a “shell company” as defined in Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), seeking to acquire or develop a business opportunity.

Our New Product Line

Pursuant to the distribution rights assigned to HPC, it now has the right to distribute, market, and sell Vegalab products consisting of biological control agents, insecticides, fungicides, soil inoculants and fertilizers. The following is a list of the products:

Fertilizers
ArmourBoost	FertileBoost	PotassiumPro
BalanceBoost	FruitBoost	RigidBoost
BrixBoost	GrowBoost	RootBoost
CalciumBoost17	HarvestPro	TemperatureBoost
CalciumBoost23	NitrogenPro	VegaPro
CellularBoost	NPKPro	VitaBoost
ColorBoost	PhosphorusPro	VividBoost
CopperBoost	PollenBoost

Pesticides
BioMantleControl	MildewControl	SpiderMiteControl
LarvaControl	NematodeControl	SporeControl

Biological Agents/ Specialty
Larva BioControl	Mosquito BioControl	Terra BioBoost

These products are “natural” in that the active ingredients consist primarily of oil extracts from different plant sources. The efficacy of the raw material is effectuated and enhanced through a process of micronization and amplification.

Previously, organic and natural products had to wait to be broken down or eroded in order to be absorbed by plants, making these products inefficient for commercial use. The challenge with oil extracts is lowering viscosity to maximize dispersion over large areas without impairing potency. The micronization process developed by ECOWIN addresses this problem; the process gives these oils the ability to cover a larger surface area and enables deeper penetration into the crevices of plants, insects, and pathogens.

After micronization, these oils go through a process of amplification, which involves being paired with specific adjuvants and alcohol-based solvents to increase the oil-to-water bonding capacity. This results in the products having higher dilution rates with better efficacy than other oil-based products on the market. Furthermore, our fertilizers have unique formulations containing organic compounds that facilitate the absorption of minerals, increase growth rates, and enhance overall crop quality. The fertilizers are formulated to reduce their chemical footprint and to increase absorption into the plant. With the ECOWIN formulations, the applicator is able to use smaller amounts of fertilizers, pesticides, fungicides, etc. to achieve better crop results than the current standard synthetic products on the commercial market.

Based on management’s review of information provided by ECOWIN, HPC believes the formulations and compounds for a number of the products are new and unique. Historically, ECOWIN has relied on trade secret and confidential treatment of internal information to protect these formulations and compounds. HPC is entirely dependent on ECOWIN for protecting its trade secrets and proprietary information.

Distribution Agreement

Mr. Selakovic assigned to us the exclusive right to distribute the products listed above in the Western Hemisphere, which is a right he originally obtained from ECOWIN under a Distribution Agreement dated October 19, 2012 (the “ECOWIN Agreement”). The assignment of the distribution right was consented to by ECOWIN.

HPC has the exclusive right to market and sell the Vegalab products in the Western Hemisphere. Additions, removals, and modifications of the products may be made at the discretion of ECOWIN. ECOWIN is required to provide 90-days advance notice of the discontinuation of a product. For a new product, ECOWIN is required to provide 30-days advance notice of the addition of the new product, and during that period HPC has the right to decline the addition of the product to the Distribution Agreement.

ECOWIN publishes a price list periodically of all the products covered by the Distribution Agreement, which lists the distributor price to HPC for all product ordered. Prices are FOB the factory. Pricing is subject to change at any time at the election of ECOWIN on 30-days advance written notice to HPC. Payment is made in US Dollars by irrevocable letter of credit issued at the time of the order and payable 90 days from the date of the bill of lading.

HPC has a duty to use all reasonable commercial efforts to develop and exploit the maximum sales for the entire line of products covered by the Distribution Agreement. This includes the obligation to:

•	Establish a trained sales force;

•	Purchase and maintain an adequate selection and stock of products to meet reasonably expected demand;

•	Deliver monthly sales reports to ECOWIN;

•	Advertise and promote the products, including participation in trade shows; and

•	Obtain and maintain all governmental permits or registrations required to market and sell the products.

The Distribution Agreement grants to HPC a limited, non-exclusive, royalty-free license to use the product names and trademarks ECOWIN has adopted for its products. Use of the names and trademarks is subject to compliance with the usage standards adopted by ECOWIN from time to time.

ECOWIN warrants that its products are free of defects in material and workmanship for a period of 24-months. At its Discretion, ECOWIN may replace or repair defective product, or issue a refund on the purchase price.

Vegalab S.A., is a Swiss company of which David D. Selakovic is the sole owner.

Our Marketing Plan

We believe the most effective way to establish a foothold in the agriculture industry for our products is to pursue acceptance by one or more of the major United States agricultural businesses. This approach is based, in part, on the resources these businesses have available to test, or try-out, new product offerings and the resulting “cachet” that can attach to products once they have been accepted by these businesses.

One of the items we acquired is the US trademark “Vegalab” (US Trademark Registration No’s. 4394973 and 4446093). Our marketing efforts will incorporate this brand name, which is approved by ECOWIN.

To that end Mr. Selakovic has had discussions with large distributors of fertilizers and pesticides, and large farming operations to invite them to perform field tests with sample product. These preliminary discussions and information provided on the Vegalab technology have been well-received, so HPC expects to focus its efforts initially on pursuing testing programs with the major distributors and producers to advance the opportunity for acceptance and then purchase of the products. We believe the spring and early summer of 2016 will be a period of high activity for testing and promoting the products with the major distributors and producers.

Competition

The products we will distribute compete with similar products produced by other agrichemical businesses. Many of these competitors have well established products, brands, and market share, and have much greater financial and operational resources than we do. Being the new entrant in a well-established market is a very difficult task, and there is no assurance we can compete effectively on the basis of product content and performance, or on price.

Regulatory Matters

Regulatory and legislative requirements affect the distribution of our products. Obtaining and maintaining permits at the Federal, state, and local levels for the use and application of our products can be time-consuming and costly, with no guarantee of success. Mr. Selakovic has collected permits for many of our products in a number of jurisdictions that are now owned by HPC, which means we can sell our product for farm use if we are successful with our marketing efforts. Nevertheless, regulatory and legislative requirements may change over time, which can affect our compliance obligations and add to the cost of doing business. The failure to receive necessary permits or approvals in jurisdictions where we do not have them could have near- and long-term effects on our ability to sell current and future products.

Employees

HPC has no full-time employees. Our executive officers are responsible for implementing the plan of operation described above.

Further Information and Reports

We are required to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meetings of stockholders and other stockholder actions. Copies of these and any other materials we file with the Commission may be inspected without charge at the public reference facilities maintained by the Commission in Room 1580 – 100 F Street, N.E., Washington, D.C. 20549. Copies of all or any part of our filings may be obtained from the Public Reference Section of the Securities and Exchange Commission (“SEC”) at 100 F Street, N.E., Washington, D.C. 20549, upon payment of the prescribed fees. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings with the Commission are also available through its web site at http://www.sec.gov.

ITEM 1A.           RISK FACTORS

Disclosure under this item is not required of a smaller reporting company.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

For now, HPC maintains its business office at 10935 57th Avenue North, Plymouth, MN 55442, which is space provided by our President. Subject to our success in advancing our business objectives and obtaining capital for our business expenses, we expect to rent an office/ warehouse space from which we will conduct our daily business activities and store inventory. No potential site has been identified.

ITEM 3.              LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4.              MINE SAFETY DISCLOSURES

The disclosure required by this Item 4 is not applicable to the Company’s business.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTC Market (OTCQB) under the symbol “HPCQ.” We do not believe there was an active trading market for the shares before prior to January 1, 2016, because the total number of trades over the three-year period ended December 31, 2015, was approximately 74, or an average of 25 per year . Accordingly, we are not providing any historical market price information for periods prior 2016. At March 22, 2016, the bid and asked prices were $0.06 and $0.20, respectively.

Dividends

HPC has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Security Holders

As of March 21, 2016, there were approximately 30 record holders of our issued and outstanding common stock.

Equity Compensation Plans

As of December 31, 2015, there were no equity securities authorized for issuance under any compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by HPC in the fourth quarter of 2015.

ITEM 6.              SELECTED FINANCIAL DATA

Disclosure under this item is not required of a smaller reporting company.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

In March 2016, HPC acquired distribution rights to natural agrochemicals manufactured by ECOWIN, state permits related to those products, a trademark, and cash to commence the business of selling Vegalab products, as described under “Item 1. Business,” above. HPC has no customers and no employees, so this endeavor represents the start of a new venture with the assets described above.

We believe the most effective way to establish a foothold in the agriculture industry for our products is to pursue acceptance by one or more of the major United States agricultural businesses. This approach is based, in part, on the resources these businesses have available to test, or try-out, new product offerings and the resulting “cachet” that can attach to products once they have been accepted by these businesses.

To that end our executive officers will pursue discussions with large distributors of fertilizers and pesticides, and large farming operations to invite them to perform field tests with sample product. Preliminary discussions and information provided on the Vegalab technology have been well-received, so HPC expects to focus its efforts initially on pursuing testing programs with the major distributors and producers to advance the opportunity for acceptance and then purchase of the products. We believe the spring and early summer of 2016 will be a period of high activity for testing and promoting the products with the major distributors and producers. The large distributors and farming operations is not a large group and we are focused on approximately 15 of these businesses. This targeted approach will enable us to limit the cost of promoting our products during this initial phase of the marketing effort, so we believe we have the financial resources to do so without additional capital.

To the extent we are successful in converting a major distributor or farming operation to a customer, we will need to be able obtain and deliver product, which means we will need to finance inventory. We expect to purchase inventory in April 2016, so that there is product on-hand for testing by prospective customers and sales of “starter” purchases to try the products out in a typical crop setting. We estimate the total amount we will spend on inventory in the first and second quarters of calendar year 2016 will be approximately $1,300,000. Inventory purchases after that will depend on how successful we are with our marketing efforts and our ability to finance such purchases.

During the second the third quarters of calendar year 2016, we expect to establish an e-commerce presence. One of the items we acquired is the US trademark “Vegalab™.” Our marketing efforts will incorporate this brand name, which is approved by ECOWIN. Our intention is to establish a website around this trademark and build a brand by promoting the efficacy and environmental safety of the Vegalab products. Assuming we have some success with our targeted initial marketing strategy described above, we intend to use that to attract other potential users to the products we offer through our website and by employing sales representatives with experience in agriculture to promote our products to other distributors and large scale users.

If we are successful in gaining acceptance and initial orders for our product, we expect we will develop two sales channels. The first is establishing sub-distributors made up of well-established distributors of fertilizers and pesticides. Second is direct sales to farm operations through farm coops and retailers. As this is a new venture we cannot predict whether or to what extent we will be successful in establishing and managing these sales channels. Once we become more established, we will actively pursue other marketing and promotional activities, such as participation in trade shows and developing plans for expanding marketing outside the Unites States.

To summarize, by the end of the first calendar quarter of 2017, we hope to have:

•	Several major agrichemical product distributors or farming operation established as customers;

•	A well-developed Internet presence and brand for our products;

•	Sales representatives promoting our products; and

•	Growing revenue from sales of our products.

Our plan of operation notwithstanding, our business is a new venture with all of the risks and uncertainties associated with such ventures. We do not have customers or a history of sales from which you can evaluate or predict out ability to gain customers and grow the business. We do not have inventory on hand, so if we acquire customers, we will need to obtain financing to meet our inventory purchase requirements. We have a limited amount of capital for inventory purchases, but the establishment of customers for our products will require capital for inventory that we have not yet obtained, or purchases of inventory under credit arrangements we have not arranged. We do not have established market acceptance of our products, so we are a new entrant in a well-established market for agrochemicals in which our competitors have well-known products and much more substantial financial, managerial, and promotional resources than we do. As product sales increase, we will need to employ people to support that growth, and there is no assurance that we will be able to attract and engage employees with the skills needed to facilitate the development of our business.

Liquidity and Capital Resources

At December 31, 2015 and 2014, the Company had a working capital deficit of approximately $(166,000) and $(213,500), respectively; inclusive of stockholder debt and accrued interest of approximately $111,800 and $103,500, respectively.

On March 8, 2016, we raised $303,100, from the sale of 12,011,000 shares of common stock to David D. Selakovic. The shares offered will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements. Of this amount $294,423 was applied to payment of notes payable, accrued expenses, and professional fees. We intend to apply the remaining $8,677 to fund the initial marketing efforts described above that we are beginning in March 2016, and continuing through the second and third calendar quarters of this year.

The Company is making an additional private offering of 1,000,000 shares of common stock for $500,000 in cash. The shares offered will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements. These shares are offered solely to “accredited investors,” as defined in Rule 501 of Regulation D adopted under the Securities Act, and in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. As of March 22, 2016, we completed the sale of 760,000 shares of common stock in the private offering at a total sale price of $380,000. We intend to apply $300,000 to the purchase of initial inventory we can make available for testing and initial sales to prospective customers. The remainder will be held and applied for general corporate purposes that facilitate the development of our business and administrative costs.

We believe our current funding is sufficient to meet our needs described above over the next 9 – 12 months. Nevertheless, our goal is to begin and then increase product sales as quickly as we can within the constraints of our managerial and financial resources. If sales opportunities exceed our expectations, we will need additional debt or equity financing to seize these opportunities and there is no assurance financing will be available or available at terms we would find acceptable. If we are unable to raise additional capital at a level adequate to support our sales opportunities, we would need to curtail marketing efforts, which would adversely affect growth and results of operations and could prevent us from succeeding in implementing its new operating business.

Results of Operations

Prior to 2016, the Company was a “shell company” seeking a business venture to pursue. Accordingly, the Company had no operating revenue for either of the years ended December 31, 2015 or 2014. General and administrative expenses for each of the years ended December 31, 2015 and 2014 were approximately $37,600 and $119,700, respectively. During the fourth quarter of Calendar 2014, the Company’s management spent in excess of $100,000 in performing due diligence tasks related to various proposed acquisition or combination transactions, which did not result in a transaction with the Company. All other expenditures were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports with the SEC pursuant to the Exchange Act. Earnings per share for the respective years ended December 31, 2015 and 2014 were $(0.01) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required of a smaller reporting company.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1, of this report.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our internal control over financial reporting described below, which we view as an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and, providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the year ended December 31, 2015, the Company was a “shell company” and it had only one officer and director. As a result, the HPC’s internal controls were deficient for the following reasons:

•	There were no entity level controls because there was only one person serving in the dual capacity of sole officer and sole director,

•	There was no segregation of duties as that same person approved, entered, and paid the Company’s bills, and

•	There was no separate audit committee.

As a result of management’s evaluation described above, it concluded on that the Company had significant control deficiencies as of December 31, 2015, that constituted a material weakness in the Company’s internal control over financial reporting. Notwithstanding these control deficiencies, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

The Company proposes to remediate the material weakness as its business develops by engaging accounting support that will effectively segregate different accounting functions and incorporate control processes for managing the accounting and financial affairs of the Company. As the Company’s business develops it will recruit additional directors who are independent and can otherwise serve on an audit committee that fulfills the traditional oversight functions with respect to our internal system of controls and financial reporting.

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.           OTHER INFORMATION

Not applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and officers

The directors and executive officers serving the Company as of March 15, 2016, are as follows:

Name	Age	Position(s) Held and Tenure

David D. Selakovic	45	Chairman of the Board, Chief
		Executive Officer, Chief
		Financial Officer

Craig S. Laughlin	65	President, Secretary, Director

All executive officers are elected by the board and hold office until their successors are duly elected and qualified. Each director is elected by the stockholders and serves until resignation or election of a successor by the stockholders.

David D. Selakovic – Mr. Selakovic is the founder and president of Vegalab S.A. in Switzerland. He oversees the corporate direction and strategy for that company’s global operations, including sales, international development, regulatory affairs, and company growth. In addition, Mr. Selakovic is involved with Selacorp, Lacrex, Performance Data, and Advisory Group. He is a director and equity owner at the aforementioned companies, where he helps drive growth by focusing on customers, innovation, and improved operational efficiency. Selacorp is a global IT business solutions company offering IT services, management and consulting services, founded 2000 in London, UK. Lacrex is a Swiss company founded 1991 in Lugano, Switzerland, and it is involved in engineering patent development and trading. Performance Data was founded 2008 in the United States and it is now growing to be a global IT multi-vendor infrastructure maintenance and support company, with a new base in Switzerland. Advisory Group is a Hong Kong company established in 2010 that advises on non-US merger and acquisition transactions. Mr. Selakovic is responsible for obtaining from ECOWIN the distribution rights that are held by the Company and has five years of experience with the Vegalab products and their distribution in Asia, all of which management believes are valuable to the development of the Company’s business in the Western Hemisphere.

Craig S. Laughlin – Mr. Laughlin, President, Secretary, and director, is the founder and President of SRC Funding, LLC, a privately-owned Minnesota company engaged in business consulting services and private investment activity. He was the sole executive officer and director of the Company before the appointment of Mr. Selakovic in March 2016. Mr. Laughlin is also an officer, director and principal stockholder of Renewable Energy Acquisition Corp., a closely-held Nevada corporation, which currently files periodic reports with the U.S. Securities and Exchange Commission and is seeking a business opportunity in which to participate. Mr. Laughlin has experience with companies that file reports with the SEC, which management believes is valuable for helping the Company comply with the regulatory scheme.

Committees of the Board of Directors; Financial Expert

Currently we do not have any standing committees of the Board of Directors. Until such time as formal committees are established, our Board of Directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants, and employees, including stock compensation. The Board will also perform the functions of an audit committee until we establish a formal audit committee. At present HPC does not have a financial expert serving on the Board within the meaning of Item 407(d)(5)(ii) of Regulation S-K. The Board of Directors believes a financial expert would be advantageous and expects it will pursue a process for recruiting a financial expert to serve on the Board as the business of HPC develops.

Meetings of the Board; Attendance at the Annual Meeting

The Board of Directors held no formal meetings during the fiscal year ended December 31, 2015, because there was only one person serving as a director during that period.

Board Leadership Structure

The Board does not have an express policy regarding the separation of the roles of Chief Executive Officer and Board Chairman as the Board believes it is in the best interests of HPC to make that determination based on the position and direction of the Company and the membership of the Board. During 2015, Craig S. Laughlin served as our Chief Executive Officer and Chairman of the Board because during that year HPC was a “shell company” and he was its sole director and officer. David D. Selakovic now serves as Chief Executive Officer and Board Chairman, where he is responsible for strategic planning and guidance on our operations and business strategy. The Board believes Mr. Selakovic’s experience, knowledge, and connections in the agrochemical industry HPC is trying to enter are valuable in his operational role as Chief Executive Officer, as well as in his oversight role as Chairman at the Board level.

Board’s Role in Risk Oversight

While management is charged with the day-to-day management of risks that HPC faces, the Board of Directors has been responsible for oversight of risk management. The full Board has responsibility for general oversight of risks facing the Company. Specifically, the Board of Directors reviews and assesses the adequacy of HPC’s risk management policies and procedures with regard to identification of HPC’s principal risks, both financial and non-financial, and reviews updates on these risks from the Chief Financial Officer and the Chief Executive Officer. The Board of Directors also reviews and assesses the adequacy of the implementation of appropriate systems to mitigate and manage the principal risks. This is a new function for the Board of directors in 2016 as a result of HPC transitioning from a “shell company” to a company developing a business in the agrochemical industry.

Code of Ethics and Business Conduct

The Company has not adopted a code of ethics. Since the Company had no employees and one person serving as both sole director and sole executive and financial officer during the year ended December 31, 2015, a code of ethics would have had no practical benefit due to the lack of any meaningful reporting or accountability process. The Company expects to revisit the issue of adopting a code of ethics in 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires HPC’s directors and officers and any persons who own more than ten percent of HPC’s equity securities, to file reports of ownership and changes in ownership with the SEC. All directors, officers and greater-than-ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed. Based solely on our review of the copies of Forms 3 and 4, and any amendments thereto furnished to us during the fiscal year ended December 31, 2015, and subsequently, we believe that during our 2015 fiscal year all filing requirements applicable to our officers, directors, and greater-than-ten-percent stockholders were complied with.

Stockholder Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Corporate Secretary, HPC Acquisitions, Inc., 10935 57th Avenue North, Plymouth, MN 55442. The Corporate Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular director, the communication will be forwarded to a Board member to bring to the attention of the Board. The Corporate Secretary will review all communications before forwarding them to the appropriate Board member.

ITEM 11.           EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary($)	All Other Compensation($)	Total($)

Craig S. Laughlin	2015	—	—	—
Principal Executive Officer	2014	—	—	—
	2013	—	—	—

Discussion of Summary Compensation Table

No officer or director has received any compensation from us during the three-year period ended December 31, 2015 or during the period from that date to the date of this report. The Board of Directors has made no decision to approve compensation for officers and directors going forward. To what extent the Board of Directors may adopt compensation plans in the future will depend on a number of factors, including the ability of the Company to generate sales of Vegalab products and the success of capital formation efforts.

Outstanding Equity Awards

There are no outstanding equity awards held by our named executive officers at December 31, 2015.

Director Compensation Table

There was not compensation paid to our directors in addition to the amounts described above.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 15, 2016, the number and percentage of the outstanding shares of common stock which, according to the information supplied to HPC, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock.

Name and Address	Number of Shares (1)	Percent of Class (2)

David D. Selakovic	16,611,000	83.43
340 Royal Poinciana Way #317-395
Palm Beach, FL 33480

Craig S. Laughlin	500,000	2.63
10935 57th Avenue North
Plymouth, MN 55442

All Directors and Officers as a Group (2 persons)	17,111,000	90.06

(1)         On March 15, 2016, there were 19,000,000 shares of the Company’s common stock outstanding and no shares of preferred stock issued and outstanding. The Company has no outstanding stock options or warrants.

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

(3)         In determining the percent of voting stock owned by a person on March 15, 2016 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants of conversion of convertible securities, and (b) the denominator is the total of (i) the 19,000,000 shares of common stock outstanding March 15, 2016, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares that may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

David D. Selakovic, an officer, director, and principal shareholders of the Company, is the sole owner of Vegalab S.A., a Swiss company (“VSA”). ECOWIN and VSA are the primary parties to the Distribution Agreement dated October 19, 2012, under which the marketing rights to the Western Hemisphere were assigned to the Company. The Company intends to establish a process for placing inventory orders through VSA so that the Company effectively operates as a sub-distributor for VSA. Pursuant to an oral agreement, pricing for product between the Company and VSA will be the same pricing for product between VSA and ECOWIN, without mark-up, plus shipping and any applicable customs duties and taxes. Inventory purchases made through VSA will accrue to its benefit directly in helping VSA meet its minimum purchase commitments in the Distribution Agreement.

At March 8, 2016, the Company was indebted to Craig S. Laughlin in the amount of approximately $113,786 for the principal and interest on loans advanced to HPC to funds its maintenance and regulatory compliance since 2008, which was repaid in full in March 2016.

Director Independence

Our common stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation or if there have been certain transactions between the Company and the director or another company with which the director is affiliated. As both of our directors are executive officers, none of them would be “independent” under NASDAQ Rule 5605(a)(2).

HPC has not adopted any policy regarding review of transactions with related persons beyond what is provided for in the Nevada Revised Statutes pertaining to corporations. The statutes provide that no contract or transaction between HPC and one or more of its directors or officers, or between HPC and any other corporation, firm, association, or other organization in which one or more of its directors or officers are directors or officers or are financially interested, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee that authorizes or approves the contract or transaction, or because their votes are counted for such purpose, provided that:

•	the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee and noted in the minutes, and the Board of Directors or committee, in good faith, authorizes the contract or transaction in good faith by the affirmative vote of a majority of disinterested directors, even though the disinterested directors are less than a quorum;

•	the material facts as to his, her, or their relationship or interest and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved or ratified in good faith by the majority of shares entitled to vote, counting the votes of the common or interested directors or officers; or

•	the contract or transaction is fair as to HPC as of the time it is authorized or approved.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, GBH CPAs, PC, of Houston, Texas (“GBH”).

	Year ended	Year ended
	December 31, 2015	December 31, 2014
1. Audit fees	$9,000	$10,500
2. Audit-related fees	—	—
3. Tax fees	—	—
4. All other fees	—	—
Totals	$9,000	$10,500

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with GBH maintaining its independence and have determined that these services do not compromise their independence. GBH did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee, so the entire Board of Directors performs the functions of an audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the SEC and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company’s internal controls.

The Board reviewed the audited financial statements of HPC as of and for the years ended December 31, 2015 and 2014, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of HPC’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved HPC’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the SEC.

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document

3.1	Articles of Incorporation of HPC Acquisitions, Inc. (1)

3.2	Bylaws (1)

10.1	Note Payable to Craig Laughlin (1)

10.3	Securities Purchase Agreement between HPC Acquisitions, Inc., and David Selakovic, dated March 8, 2016 (2)

10.3	General Assignment and Bill of Sale from David Selakovic to HPC Acquisitions, Inc., dated March 8, 2016 (2)

10.4	Distribution Agreement dated October 19, 2012, as assigned to HPC Acquisitions for the Western Hemisphere on March 8, 2016

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer

(1)         These exhibits are incorporated herein by this reference to our registration statement on Form 10-SB, filed with the Securities and Exchange Commission on May 20, 2008.

(2)         These exhibits are incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPC ACQUISITIONS, INC.

Date: March 29, 2016	By	/s/ David D. Selakovic
David D. Selakovic, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Date: March 29, 2016	/s/ David D. Selakovic
David D. Selakovic, Director

Date: March 29, 2016	/s/ Craig S. Laughlin
Craig S. Laughlin, Director

INDEX TO FINANCIAL STATEMENTS

HPC Acquisitions, Inc.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

HPC Acquisitions, Inc.

Plymouth, MN

We have audited the accompanying balance sheets of HPC Acquisitions, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended. HPC Acquisitions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC Acquisitions, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 29, 2016

HPC ACQUISITIONS, INC.

BALANCE SHEETS

December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$78,278	$34,330
Accounts receivable – related party	-	1,500
Prepaid expenses	1,250	-

TOTAL ASSETS	$79,528	$35,830

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Notes payable to investors	$122,300	$122,300
Accrued interest payable to investors	7,742	2,215
Accounts payable - trade	2,653	21,529
Note payable to controlling stockholder	87,352	84,173
Accrued interest payable to controlling stockholder	24,427	19,288
Total Liabilities	244,474	249,505

Commitments and contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
50,000,000 shares authorized.
6,989,000 shares issued and outstanding,	6,989	6,989
Additional paid-in capital	503,380	403,380
Accumulated deficit	(675,315)	(624,044)
Total Stockholders’ Equity (Deficit)	(164,946)	(213,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$79,528	$35,830

The accompanying notes are an integral part of these financial statements

HPC ACQUISITIONS, INC.

STATEMENTS OF OPERATIONS

Years ended December 31, 2015 and 2014

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Net revenues	$-	$-

Operating expenses
Professional fees	26,866	102,298
General and administrative expenses	10,745	17,389

Total operating expenses	37,611	119,687

Loss from operations	(37,611)	(119,687)
Other income (expense)
Interest expense on notes payable:
to third parties	(8,520)	(3,696)
to controlling stockholder	(5,140)	(4,658)
Income (Loss) before provision for income taxes	(51,271)	(128,041)
Provision for income taxes	-	-
Net Income (Loss)	$(51,271)	$(128,041)

Income (loss) per weighted-average share of common stock outstanding, basic and diluted	$(0.01)	$(0.02)

Weighted-average number of common shares outstanding - basic and diluted	6,989,000	6,987,797

The accompanying notes are an integral part of these financial statements

HPC ACQUISITIONS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2015 and 2014

	Common Stock		Additional
	Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2014	6,984,000	$6,984	$402,435	$(496,003)	$(86,584)

Stock issued in settlement of expired negotiations related to proposed acquisition transaction	5,000	5	945	-	950

Net loss for the year	-	-	-	(128,041)	(128,041)

Balance at December 31, 2014	6,989,000	6,989	403,380	(624,044)	(213,675)

Deposit received on shares to be issued			100,000		100,000

Net Income for the year				(51,271)	(51,271)

Balance at December 31, 2015	6,989,000	$6,989	$503,380	$(675,315)	$(164,946)

The accompanying notes are an integral part of these financial statements

HPC ACQUISITIONS, INC.

STATEMENTS OF CASH FLOWS

Years ended December 31, 2015 and 2014

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(51,271)	$(128,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for operating expenses	-	950
(Increase) Decrease in:
Accounts receivable – related party	1,500	(1,500)
Prepaid expenses	(1,250)	2,163
Increase (Decrease) in:
Accounts payable – trade	(2,752)	18,603
Accrued interest payable
to third parties	(10,597)	2,115
to controlling stockholder	5,139	4,659
Net cash used in operating activities	(59,231)	(101,051)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from note payable:
to third parties	-	122,300
to controlling stockholder	3,179	13,030
Deposit received on shares to be issued	100,000	-
Net cash provided by financing activities	103,179	135,330

Increase in Cash	43,948	34,279

Cash at beginning of period	34,330	51

Cash at end of period	$78,278	$34,330

Supplemental disclosures
Interest paid	$1,000	$-
Income taxes paid	$-	$-

HPC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE B – PREPARATION OF FINANCIAL STATEMENTS

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

NOTE C – GOING CONCERN UNCERTAINTY

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

NOTE C - GOING CONCERN UNCERTAINTY – Continued

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

December 31, 2015 and 2014

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

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s). With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending before

December 31, 2012. The Company does not anticipate any examinations of returns filed since January 1, 2013.

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2015, 2014 and 2013, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2015 and 2014 the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

6.	Subsequent Events

Management has evaluated all other activity of the Company through the release date of these financial statements for disclosure consideration.

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

NOTE F - NOTES PAYABLE TO INVESTORS

During 2014, the Company has borrowed an aggregate $122,300 (including approximately $91,000 in the 4th quarter) on eight (8) separate promissory notes payable to six (6) separate unrelated third parties. These notes bear interest at either 5.0% or 6.0% per annum and are due on the earlier of October 1, 2015 or upon closing by the Company of a financing in the amount of $1,000,000 or more. These notes may be prepaid at any time without penalty and are unsecured.

	December 31,	December 31,
	2015	2014

Outstanding principal	$122,300	$122,300
Accrued interest payable	7,644	2,215

Total obligation outstanding	$129,944	$124,515

Subsequent to December 31, 2015, the Company, in anticipation of a change-in-control transaction, repaid all outstanding notes to investors.

HPC ACQUISITIONS, INC.

NOTES TO FINANCIAL STATEMENTS - CONTINUED

December 31, 2015 and 2014

NOTE G - NOTE PAYABLE TO CONTROLLING STOCKHOLDER

The Company and its current controlling stockholder, Craig Laughlin, have agreed that additional funds will be necessary in the foreseeable future to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Laughlin has agreed to lend the Company up to an additional $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum. The maturity date was subsequently extended to September 2010 and is currently due upon demand. As of the date of the release of these financial statements, Mr. Laughlin has made no demand for payment. As of December 31, 2015 and 2014, respectively, Mr. Laughlin has advanced approximately $87,351 and $84,173 under this agreement. Further, as of December 31, 2015 and 2014, the Company has accrued interest payable to Mr. Laughlin of approximately $24,427 and $19,288 respectively, under this agreement.

NOTE H - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2015 and 2014, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$-	$-

As of December 31, 2015, the Company has an aggregate net operating loss carryforward of approximately $266,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2015 and 2014, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Statutory rate applied to income before income taxes	$(17,400)	$(43,600)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Increase in valuation allowance	-	43,600
Utilization of net operating loss carryforward	17,400	-

Income Tax Expense (Benefit)	$-	$-

NOTE H - INCOME TAXES - Continued

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2015 and 2014, respectively:

	December 31,	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$91,000	$73,600
Less valuation allowance	(91,000)	(73,600)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2015 and 2014, the valuation allowance against the deferred tax asset increased (decreased) by approximately $(17,400) and $43,600, respectively.

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

During the fourth quarter of 2015, the Company entered into a Letter of Intent with an unrelated third party for a change in control transaction. The unrelated third party paid $100,000 to the Company as a non-refundable deposit on shares to be issued to the third party. This amount has been recorded as additional paid-in capital.

NOTE J - SUBSEQUENT EVENTS

During the first quarter of 2016, the Company repaid approximately $130,000 in outstanding principal and accrued interest to third-party investors, and $113,786 in outstanding principal and accrued interest to Craig S. Laughlin.

On March 8, 2016, the Company sold 12,011,000 shares to David Selakovic for $303,100, of which $100,000 was received as a deposit in 2015 as discussed in Note I. As a result of this transaction, the Company had a change of control.

Through March 22, 2016, the Company sold 760,000 shares to unrelated accredited investors for $380,000.

