Form 10-Q
period 2016-03-31
HPC Acquisitions, Inc.
filed 2016-05-13
CIK 1435224

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-53248

HPC ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	68-0635204
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10935 57th Avenue No., Plymouth, MN 55442

(Address of principal executive offices)

(952) 541-1155

(Issuer’s telephone number)

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-3 of the Exchange Act). (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity: As of May 6, 2016, there were 20,000,000 shares of common stock outstanding.

FORM 10-Q

HPC ACQUISITIONS, INC.

HPC Acquisitions, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$89,648	$78,278
Inventory	704,000	-
Prepaid expenses	12,875	1,250

Total Assets	$806,523	$79,528

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

Accounts payable - trade	$33,061	$2,653
Accounts payable – related party	404,000	-
Notes payable to third parties	-	122,300
Note payable to controlling stockholder	-	87,352
Accrued interest payable to third parties	-	7,742
Accrued interest payable to controlling stockholder	-	24,427

Total Liabilities	437,061	244,474

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value, 10,000,000 shares authorized, None issued and outstanding.	-	-
Common stock - $0.001 par value, 50,000,000 shares authorized, 19,000,000 and 6,989,000 shares issued and outstanding	19,000	6,989
Stock subscriptions pending	380,000	100,000
Additional paid-in capital	694,469	403,380
Accumulated deficit	(724,007)	(675,315)

Total Stockholders' Equity (Deficit)	369,462	(164,946)

Total Liabilities and
Stockholders’ Equity (Deficit)	$806,523	$79,528

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Operations and Comprehensive Loss

For the Three months Ended March 31, 2016 and 2015

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Revenues	$-	$-

Operating expenses
Professional fees	42,813	16,760
General and administrative expenses	4,678	1,392

Total operating expenses	47,491	18,152

Loss from operations	(47,491)	(18,152)

Other income (expense)
Interest expense on notes payable
- to investors	(194)	(2,216)
- to controlling stockholder	(1,007)	(1,245)

Loss before provision for income taxes	(48,692)	(21,613)

Provision for income taxes	-	-

Net Loss	(48,692)	(21,613)

Other comprehensive income	-	-

Comprehensive Loss	$(48,692)	$(21,613)

Net loss per share of common stock outstanding,
- basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding - basic and fully diluted	10,156,736	6,989,000

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Cash Flows

For the Three months Ended March 31, 2016 and 2015

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(48,692)	$(21,613)
Adjustments to reconcile net loss to net cash used in operating activities (Increase) decrease in:
Inventory	(704,000)	-
Prepaid expenses	(11,625)	(6,875)
Increase (decrease) in:
Accounts payable - trade	30,408	(6,175)
Accounts payable – related party	404,000	-
Accrued interest payable
- to third parties	(7,742)	1,585
- to controlling stockholder	(24,427)	1,245

Net cash used in operating activities	(362,078)	(31,833)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	203,100	-
Proceeds from stock subscriptions pending	380,000	-
Cash received (paid) on notes payable to investors, net	(122,300)	-
Cash received (paid) on notes payable to stockholders, net	(87,352)	-

Net cash provided by financing activities	373,448	-

Increase (Decrease) in Cash	11,370	(31,833)

Cash at beginning of period	78,278	34,330

Cash at end of period	$89,648	$2,497

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$33,370	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Notes to Financial Statements

March 31, 2016 and December 31, 2015

(Unaudited)

Note A - Organization and Description of Business

HPC Acquisitions, Inc. (Company) was initially formed under the laws of the State of Minnesota as Herky Packing Co. on July 17, 1968. Despite a 1970 restructuring, the Company’s initial efforts were unsuccessful and all operations were terminated by the end of 1970. On April 10, 1972, the Company changed its corporate name to H. P. C. Incorporated. In connection with this name change, the Company acquired Ed Stein’s Tire Center, Inc., a Minneapolis, Minnesota-based distributor of Gates tires. This acquisition was unsuccessful and was reversed in 1973.

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

On March 8, 2016, the Company sold 12,011,000 shares of its common stock to David Selakovic at a total cash purchase price of $303,100. This transaction effected a change in management and control of the Company. Mr. Selakovic assigned to the Company certain assets consisting of the exclusive right to distribute in the Western Hemisphere natural agrochemicals manufactured by ECOWIN Co., Ltd., a Korean company, certain state permits for the sale of ECOWIN agrochemicals, and the trademark “Vegalab” (the “DS Assets”). Our new plan of operation is to commence the business of selling ECOWIN products under the brand name “Vegalab”.

The Company, after the above transaction, has no customers and no employees (other than its executive officers) so this endeavor represents the start of a new venture with the assets described above. Mr. Selakovic owned the state permits and tradename in a limited liability company of which he was the sole member. This limited liability company was formed for the purpose of being a receptacle for the permits, never engaged in any marketing or sales activity, and never received revenue from any source.

Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States and has a fiscal year-end of December 31.

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

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2015. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2016.

Note C - Going Concern Uncertainty

The Company’s financial statements are prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations; entered into a new business plan with inherent risks of new ventures; no revenues; limited cash on hand and limited operating assets. Because of these factors, there is substantial doubt about our ability to continue as a going concern. No adjustments have been made in the financial statements in the event the Company is unable to continue as a going concern.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding if we are unable to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s business plan is to distribute, in the Western Hemisphere, certain natural agrochemicals manufactured by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. However, there is no assurance that the Company will be able to successfully consummate this business play or that the implementation of said business plan will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company’s former majority stockholder had previously provided the necessary working capital to maintain the corporate status of the Company. The Company may become dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity. It is the current intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

The Company anticipates offering future sales of equity or debt securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 50,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede a potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

2.	Inventory

Inventory, at March 31, 2016, consists the acquisition of raw materials and/or finished goods related to the sale of certain natural agrochemicals manufactured by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. Inventory will be valued at the lower of cost or market using the first-in, first-out method.

3.	Income taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s). With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending before December 31, 2013. The Company does not anticipate any examinations of returns filed since January 1, 2014.

The Company uses the liability method of accounting for income taxes. At March 31, 2016 and December 31, 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2016 and 2015, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note F - Notes Payable to Investors

During 2014, the Company borrowed an aggregate $122,300 on eight (8) separate promissory notes payable to six (6) separate unrelated third parties. These notes bear interest at either 5.0% or 6.0% per annum and are due on the earlier of October 1, 2015 or upon closing by the Company of a financing in the amount of $1,000,000 or more. These notes were paid in full by March 31, 2016.

	March 31,	December 31,
	2016	2015

Outstanding principal	$-	$122,300
Accrued interest payable	-	7,642

Total obligation outstanding	$-	$129,942

Note G - Note Payable to Controlling Stockholder

The Company and its former controlling stockholder, Craig Laughlin, agreed that additional funds were necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Laughlin has agreed to lend the Company up to $50,000 with an original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum. The maturity date was subsequently extended to September 2010 and was, subsequently, due upon demand. As of December 31, 2015, the Company owed principal of $87,352 and interest of $24,427. During the quarter ended March 31, 2016, the Company paid this note and accrued interest in full.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2016 and 2015, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

As of March 31, 2016, the Company has an aggregate net operating loss carryforward of approximately $320,000. The ultimate utilization of this net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended March 31, 2016 and 2015, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2016	2015

Statutory rate applied to income before income taxes	$16,500	$(7,400)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset and application of net operating loss carryforward	(16,500)	7,400

Income Tax Expense (Benefit)	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of March 31, 2016 and December 31, 2015, respectively:

	March 31,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$107,500	$91,000
Less valuation allowance	(107,500)	(91,000)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, the valuation allowance against the deferred tax asset increased by approximately $16,500 and $(7,400).

Note I - Common Stock Transactions

On March 8, 2016, the Company sold 12,011,000 shares of its common stock to David Selakovic for approximately $303,100 in cash. The Company received $100,000 in the fourth quarter of 2015 and the remaining balance during the three months ended March 31, 2016.

The Company is currently making an additional private offering of 1,000,000 shares of common stock for $500,000 in cash. As of March 31, 2016, the Company has accepted subscriptions for the sale of 760,000 shares of common stock in this private offering at a total sale price of $380,000. The Company was holding these funds in escrow at March 31, 2016 until such time as the offering is completed.

Note J- Subsequent Events

Management has evaluated all other activity of the Company through the release date of these financial statements and have concluded that no other subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes to financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2015 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K, filed separately with the Securities and Exchange Commission.

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of products offered to customers, legal and regulatory initiatives affecting our products, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in our 2015 Annual Report on Form 10-K and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

Plan of Operation

In March 2016, HPC acquired distribution rights to natural agrochemicals manufactured by ECOWIN, state permits related to those products, a trademark, and cash to commence the business of selling Vegalab products, as described under “Item 1. Business,” of its Annual Report on Form 10-K for the year ended December 31, 2015. HPC had no customers and no employees at the time of the asset purchase, so this endeavor represents the start of a new venture with the assets acquired.

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

To the extent we are successful in converting a major distributor or farming operation to a customer, we will need to be able obtain and deliver product, which means we will need to finance inventory. We expect to purchase inventory in April 2016, so that there is product on-hand for testing by prospective customers and sales of “starter” purchases to try the products out in a typical crop setting. We estimate the total amount we will spend on inventory by the end of the second quarter of calendar year 2016 will be approximately $1,300,000. Inventory purchases after that will depend on how successful we are with our marketing efforts and our ability to finance such purchases.

At the end of the first quarter of the year we made our first inventory purchase in the amount of $704,000 from Vegalab, SA, a global distributor of the agrochemicals we offer and a company owned by David D. Selakovic, our Chief Executive Officer and a director and controlling stockholder. The inventory was purchased at Vegalab SA’s cost. Subsequent to March 31, 2016, we have entered into an agreement to sell a portion of the inventory for $450,000 and received the initial payment of $150,000.

During the second and third quarters of calendar year 2016, we expect to establish an e-commerce presence. One of the items we acquired is the US trademark “Vegalab™.” Our marketing efforts will incorporate this brand name, which is approved by ECOWIN. Our intention is to establish a website around this trademark and build a brand by promoting the efficacy and environmental safety of the Vegalab products. Assuming we have some success with our targeted initial marketing strategy described above, we intend to use that to attract other potential users to the products we offer through our website and by employing sales representatives with experience in agriculture to promote our products to other distributors and large scale users.

If we are successful in gaining acceptance and orders for our product, we expect we will develop two sales channels. The first is establishing sub-distributors made up of well-established distributors of fertilizers and pesticides. Second is direct sales to farm operations through farm coops and retailers. As this is a new venture we cannot predict whether or to what extent we will be successful in establishing and managing these sales channels. Once we become more established, we will actively pursue other marketing and promotional activities, such as participation in trade shows and developing plans for expanding marketing outside the Unites States.

To summarize, by the end of the first calendar quarter of 2017, we hope to have:

•	Several major agrichemical product distributors or farming operation established as customers;

•	A well-developed Internet presence and brand for our products;

•	Sales representatives promoting our products; and

•	Growing revenue from sales of our products.

Our plan of operation notwithstanding, our business is a new venture with all of the risks and uncertainties associated with such ventures. We do not have an established customer base or a history of sales from which you can evaluate or predict out ability to gain customers and grow the business. We do not have uncommitted inventory on hand, so if we acquire customers, we will need to obtain financing to meet our inventory purchase requirements. We have a limited amount of capital for inventory purchases, but the establishment of customers for our products will require capital for inventory that we have not yet obtained, or purchases of inventory under credit arrangements we have not arranged. We do not have established market acceptance of our products, so we are a new entrant in a well-established market for agrochemicals in which our competitors have well-known products and much more substantial financial, managerial, and promotional resources than we do. As product sales increase, we will need to employ people to support that growth, and there is no assurance that we will be able to attract and engage employees with the skills needed to facilitate the development of our business.

Liquidity and Capital Resources

At March 31, 2016, we had working capital of $369,462, compared to a working capital deficit at

December 31, 2015 of $164,946.

On March 8, 2016, we raised $303,100, from the sale of 12,011,000 shares of common stock to David D. Selakovic. The shares offered will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements. These funds were applied to pay off substantially all of our liabilities at December 31, 2015, and costs related to the acquisition of assets in March 2016. In May 2016, the Company completed a private placement of 1,000,000 shares of common stock for $500,000 in cash (of which $380,000 had been received at March 31, 2016 and held in escrow), which we intend to use in operations and for general corporate purposes.

We believe our current funding is sufficient to meet our needs described above over the next 9 to 12 months. Nevertheless, our goal is to begin and then increase product sales as quickly as we can within the constraints of our managerial and financial resources. If sales opportunities exceed our expectations, we will need additional debt or equity financing to seize these opportunities and there is no assurance financing will be available or available at terms we would find acceptable. If we are unable to raise additional capital at a level adequate to support our sales opportunities, we would need to curtail marketing efforts, which would adversely affect growth and results of operations and could prevent us from succeeding in implementing its new operating business.

Results of Operations

Prior to the middle of March 2016, the Company was a “shell company” seeking a business venture to pursue. Accordingly, the Company had no operating revenue for either of the three-month periods ended March 31, 2016 or 2015. Total operating expenses for each of these periods were approximately $47,491 and $18,151, respectively. During the first quarter of calendar year 2016, the Company incurred professional fees and costs for the purchase of assets that closed in March 2016. All other expenditures were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the fourth quarter of 2015, the Company recognized $100,000 as a subscription of shares to be issued. The Company entered into a letter of intent for a change in control transaction with David D. Selakovic described above, which occurred in March 2016.

Critical Accounting Policies and Estimates

A summary of our significant accounting policies and estimates is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015, and in Note D to the unaudited financial statements included with this report. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Disclosure under this item is not required of a smaller reporting company.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, which we view as an integral part of our disclosure controls and procedures.

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In May 2016, the Company completed a private placement of 1,000,000 shares of common stock for $500,000 in cash. The shares offered will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements. These shares were sold solely to persons who represented they are “accredited investors,” as defined in Rule 501 of Regulation D adopted under the Securities Act, and were sold in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D. No commissions were paid in connection with the placement.

Item 6 - Exhibits

Copies of the following documents are included or furnished as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

31.1	31	The certification of chief executive officer and chief financial officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	32	The certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HP ACQUISITIONS, INC.

Date: May 13, 2016	By
David D. Selakovic, Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

