Form 10-Q
period 2016-06-30
HPC Acquisitions, Inc.
filed 2016-08-12
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53248

HPC Acquisitions, Inc.

(Exact name of registrant as specified in its charter)

Nevada	68-0635204
(State of incorporation)	(IRS Employer ID Number)

636 U.S. Highway 1, Ste. 110, North Palm Beach, FL 33408

(Address of principal executive offices)

(800) 208-1680

(Issuer's telephone number)

10935 57th Avenue North, Plymouth, MN 55442

(Former Name, Address and Fiscal Year if Changed Since Last Report)

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

YES     ☐     NO  ☒

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:   August 9, 2016: 20,000,000 shares of common stock, par value $0.001

HPC Acquisitions, Inc.

Form 10-Q for the Quarter Ended June 30, 2016

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$46,172	$78,278
Accounts receivable	746,050	-
Inventory	688,000	-
Prepaid expenses	5,000	1,250

Total assets	$1,485,222	$79,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable – trade	$1,664	$2,653
Accounts payable – related party	736,228	-
Accrued income taxes	64,800	-
Accrued interest payable to investors	-	7,742
Accrued interest payable to controlling stockholder	-	24,427
Notes payable
Notes payable to investors	-	122,300
Notes payable to controlling stockholder	-	87,352

Total Liabilities	802,692	244,474

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock – $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock – $0.001 par value, 50,000,000 shares authorized, 20,000,000 and 6,989,000 shares issued and outstanding, respectively	20,000	6,989
Stock subscriptions pending	-	100,000
Additional paid-in capital	1,193,469	403,380
Accumulated deficit	(530,939)	(675,315)

Total Stockholders’ Deficit	682,530	(164,946)

Total Liabilities and Stockholders’ Deficit	$1,485,222	$79,528

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Operations and Comprehensive Income (Loss)

For the Six and Three Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues	$1,433,075	$-	$1,433,075	$-

Cost of Goods Sold	1,052,179	-	1,052,179	-

Gross Profit	380,896	-	380,896	-

Operating expenses
Selling expenses	18,500	-	18,500	-
Research and testing expenses	7,935	-	7,935	-
Professional fees	112,560	19,204	69,747	2,444
General and administrative expenses	31,524	5,059	26,846	3,667

Total operating expenses	170,519	24,263	123,028	6,111

Income (loss) from operations	210,377	(24,263)	257,868	(6,111)

Other income (expense)
Interest expense to investors	(194)	(4,198)	-	(1,982)
Interest expense to controlling stockholder	(1,007)	(2,517)	-	(1,272)

Income (loss) before provision for income taxes	209,176	(30,978)	257,868	(9,365)

Provision for income taxes	64,800	-	64,800	-

Net income (loss)	144,376	(30,978)	193,068	(9,365)

Other comprehensive income	-	-	-	-

Comprehensive income (loss)	$144,376	$(30,978)	$193,068	$(9,365)

Income (loss) per weighted-average shares of common stock outstanding, computed on net loss - basic and fully diluted	$0.01	$(0.00)	$0.02	$(0.00)

Weighted-average number of common shares outstanding - basic and fully diluted	15,277,379	6,989,000	9,968,901	6,989,000

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities
Net income (loss) for the period	$144,376	$(30,978)
Adjustments to reconcile net loss to net cash provided by operating activities
(Increase) Decrease in
Accounts receivable	(746,050)	-
Inventory	(688,000)	-
Prepaid expenses	(3,750)	(5,000)
Increase (Decrease) in
Accounts payable
Accounts payable – trade	(989)	(6,170)
Accounts payable – related party	736,228	1,500
Accrued interest payable	-	-
Accrued income taxes	64,800	-
Accrued interest payable to investors	(7,742)	2,516
Accrued interest payable to controlling stockholder	(24,427)	3,189

Net cash used in operating activities	(525,554)	(34,943)

Cash flows from investing activities	-	-

Cash flows from financing activities
Cash received (paid) on notes payable to investors, net	(122,300)	-
Cash received (paid) on notes payable to controlling stockholder, net	(87,352)	1,005
Proceeds from sale of common stock	703,100	-

Net cash provided by financing activities	493,448	1,005

Increase (decrease) in Cash	(32,106)	(33,938)

Cash at beginning of period	78,278	34,330

Cash at end of period	$46,172	$392

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$34,288	$-
Income taxes paid for the period	$-	$-

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Notes to Financial Statements

June 30, 2016 and December 31, 2015

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

On March 8, 2016, the Company sold 12,011,000 shares of its common stock to David Selakovic at a total cash purchase price of $303,100. This transaction effected a change in management and control of the Company. Mr. Selakovic assigned to the Company certain assets consisting of the exclusive right to distribute in the Western Hemisphere natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, certain state permits for the sale of ECOWIN agrochemicals, and the trademark “Vegalab” (the “DS Assets”). Our new plan of operation is to commence the business of selling ECOWIN products under the brand name “Vegalab”.

The Company is currently in the business of selling the ECOWIN products under the “Vegalab” name in the United States of America. The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, the Company’s controlling shareholder and sole officer and director.

Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a fiscal year-end of December 31.

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

Note C - Going Concern Uncertainty

The Company’s business plan is to distribute, in the Western Hemisphere, certain natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. However, there is no assurance that the Company will be able to successfully penetrate its targeted market or that the implementation of said business plan will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risk in its business plan. If insufficient operating capital is available during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s former majority stockholder previously provided the necessary working capital to maintain the corporate status of the Company. It is the current intent of management and significant stockholders to provide sufficient working capital, if necessary, to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

2.	Concentrations of credit risk

Sales to one customer comprised 98% of the Company’s total revenues and 97% of accounts receivable for the six months ended June 30, 2016. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s good, there are a number of alternative customers at comparable prices.

3.	Accounts receivable

In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

4.	Inventory

Inventory consists of finished goods related to the sale of certain natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. Inventory is valued at the lower of cost or market using the first-in, first-out method. A change in income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

5.	Revenue recognition

Revenue is recognized when the earnings process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. All sales are recorded when the goods are shipped.

The Company ships all product on an FOB-Plant, “as-is” basis. Accordingly, revenue is recognized by the Company at the point at which an order is shipped at a fixed price, collection is reasonably assured and the Company has no remaining performance obligations related to the sale. The Company sells all products with “no right of return” by the purchaser for any factor other than defects in the product’s production.

5.	Income taxes

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2016 and December 31, 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

6.	Income (Loss) per share

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

As of June 30, 2016 and 2015, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

7.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which the Company will adopt the standard in 2017.

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

Note F - Related Party Transactions

The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, the Company’s controlling shareholder. During the quarter ended June 30, 2016, the Company incurred approximately $1,712,978 for product purchases for resale from Vegalab S. A.

As of June 30, 2016, the Company had outstanding accounts payable – related party of $736,228 and $0, respectively.

Note G - Notes Payable to Investors

During 2014, the Company borrowed an aggregate $122,300 on eight (8) separate promissory notes payable to six (6) separate unrelated third parties. These notes bear interest at either 5.0% or 6.0% per annum and were due on the earlier of October 1, 2015 or upon closing by the Company of a financing in the amount of $1,000,000 or more. These notes were paid in full by March 31, 2016.

	June 30,	December 31,
	2016	2015

Outstanding principal	$-	$122,300
Accrued interest payable	-	2,215

Total obligation outstanding	$-	$124,515

Note H - Note Payable to Controlling Stockholder

The Company and its former controlling stockholder, Craig Laughlin, agreed, in previous periods, that additional funds would be necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Laughlin agreed to lend the Company up to $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum. The maturity date was subsequently extended to September 2010 and, post-maturity, became due upon demand. During the quarter ended March 31, 2016, the Company paid this note and all accrued interest in full.

Note I - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2016 and 2015, respectively, are as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Federal:
Current	$64,800	$-
Deferred	-	-
	64,800	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$64,800	$-

As of June 30, 2016, the Company has an aggregate net operating loss carryforward of approximately $320,000, of which a portion are subject to limitations for federal and state tax purposes. The ultimate utilization of this net operating loss carryforward will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the six months ended June 30, 2016 and 2015, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2016	June 30, 2015
Statutory rate applied to income before income taxes	$71,100	$(10,500)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax assets and application of net operating loss carryforward	(6,300)	10,500

Income Tax Expense	$64,800	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of June 30, 2016 and December 31, 2015, respectively:

	June 30,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$109,000	$91,000
Less valuation allowance	(109,000)	(91,000)

Net Deferred Tax Assets	$-	$-

During the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, the valuation allowance against the deferred tax assets increased by approximately $18,000 and $(17,400).

Note J - Common Stock Transactions

On March 8, 2016, the Company sold 12,011,000 shares of its common stock to David Selakovic for approximately $303,100 in cash. The Company received $100,000 in the fourth quarter of 2015 and the remaining balance during the six months ended June 30, 2016.

In May 2016, the Company completed a private offering of 1,000,000 shares of common stock for $500,000 in cash.

Note K- Subsequent Events

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

Plan of Operation

In March 2016, HPC acquired distribution rights to natural agrochemicals developed by ECOWIN, state permits related to those products, a trademark, and cash to commence the business of selling Vegalab products, as described under “Item 1. Business,” of its Annual Report on Form 10-K for the year ended December 31, 2015. HPC had no customers and no employees at the time of the asset purchase, so this endeavor represents the start of a new venture with the assets acquired.

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

To that end our executive officers will pursue discussions with large distributors of fertilizers and pesticides, and large farming operations to invite them to perform field tests with sample product. Preliminary discussions and information provided on the Vegalab technology have been well-received, so HPC expects to focus its efforts initially on pursuing testing programs with the major distributors and producers to advance the opportunity for acceptance and then purchase of the products. The large distributors and farming operations is not a large group and we are focused on approximately 15 of these businesses. This targeted approach will enable us to limit the cost of promoting our products during this initial phase of the marketing effort, so we believe we have the financial resources to do so without additional capital. We believe that the fall of 2016 will be a period when the current field testing of the Vegalab products by potential customers will result in real orders. In the meantime we will continue to sample and otherwise promote the products.

To the extent we are successful in converting a major distributor or farming operation to a customer, we will need to be able obtain and deliver product, which means we will need to finance inventory. We purchased inventory in April 2016, which has been used for testing by prospective customers and sales of “starter” purchases to try the products out in a typical crop setting. Future inventory purchases will depend on how successful we are with our marketing efforts and our ability to finance such purchases.

During the second half of calendar year 2016, we expect to establish an e-commerce presence. One of the items we acquired is the US trademark “Vegalab™.” Our marketing efforts will incorporate this brand name, which is approved by ECOWIN. Our intention is to establish a website around this trademark and build a brand by promoting the efficacy and environmental safety of the Vegalab products. Assuming we have some success with our targeted initial marketing strategy described above, we intend to use that to attract other potential users to the products we offer through our website and by employing sales representatives with experience in agriculture to promote our products to other distributors and large scale users.

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

Results of Operations

During the quarter ended June 30, 2016, the Company began sales of various Vegalab products. The Company recognized revenues of approximately $1,433,000 on sales to four separate customers, of which one customer was responsible for approximately $1,407,000 (or 98%) of the quarter’s revenues. The Company has collected payments of approximately $687,000 on these sales through June 30, 2016 and does not anticipate any collection issues on the remaining balances.

At the present time, the Company uses a sole source of supply, Vegalab S. A. (a Swiss company owned and controlled by David Selakovic) to obtain the ECOWIN products for resale. During the quarter ended, the Company purchased approximately $1,713,000 in products from this affiliated entity, has paid approximately $977,000 in cash and owes approximately $736,000 on products in inventory at June 30, 2016. The Company’s payment terms on the remaining inventory are “payable upon sale to consumer”.

The Company had no revenue for either of the six or three month periods ended June 30, 2015.

With the commencement of business operations and the March 2016 change in control transaction, the Company has experienced an increase in overall general and administrative expenses.

General and administrative expenses were approximately $123,000 and $6,100 for the respective three-month periods ended June 30, 2016 and 2015 and $171,000 and $24,000 for the respective six-month periods ended June 30, 2016 and 2015. Included in the expenses for the six months ended June 30, 2016 were approximately $27,000 related to selling and testing the Vegalab products, $113,000 in various professional fees related to the change-in-control transaction and the assignment of the aforementioned Distribution Agreement and other ancillary tasks, and approximately $31,000 in general overhead and operating expenses. The expenses for the six months ended June 30, 2015 were directly related to maintaining the corporate entity and continued compliance with the periodic financial reporting requirements.

It is anticipated that future expenditure levels will increase as the Company continues to expand its sales of the Vegalab product line.

Income (loss) per share for each of the three-month periods ended June 30, 2016 and 2015 were $0.02 and ($0.00) and for the six-month periods ended June 30, 2016 and 2015 were $0.01 and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

Liquidity and Capital Resources

At June 30, 2016, the Company had working capital of approximately $683,000.

On March 8, 2016, we raised $303,100, from the sale of 12,011,000 shares of common stock to David D. Selakovic. The Company received $100,000 in the fourth quarter of 2015 and the remaining balance during the six months ended June 30, 2016. The shares offered were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such registration requirements. These funds were applied to pay off substantially all of our liabilities at December 31, 2015, and costs related to the acquisition of assets in March 2016. In May 2016, the Company completed a private placement of 1,000,000 shares of common stock for $500,000 in cash (of which $380,000 had been received at March 31, 2016 and held in escrow), which we intend to use in operations and for general corporate purposes.

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

There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

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

HPC Acquisitions, Inc.

Dated: August 12, 2016	/s/ David D. Selakovic
David D. Selakovic
Chief Executive Officer and
Chief Financial Officer

