Form 10-Q
period 2016-09-30
HPC Acquisitions, Inc.
filed 2016-11-21
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Not Applicable

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: November 16, 2016: 20,000,000 shares of common stock, par value $0.001

HPC Acquisitions, Inc.

Form 10-Q for the Quarter ended September 30, 2016

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$224,728	$78,278
Accounts receivable	169,511	-
Inventory	2,331,898	-
Prepaid expenses	3,125	1,250
Total Current Assets	2,729,262
Other assets	14,500	-
Total Assets	$2,743,762	$79,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable – trade	$6,434	$2,653
Accounts payable – related party	1,851,368	-
Accrued income taxes	64,800	-
Accrued interest – related parties	710	32,169
Notes payable – related parties	175,000	209,652

Total Liabilities	2,098,312	244,474

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock – $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock – $0.001 par value, 50,000,000 shares authorized, 20,000,000 and 6,989,000 shares issued and outstanding, respectively	20,000	6,989
Stock subscriptions receivable	-	100,000
Additional paid-in capital	1,193,469	403,380
Accumulated deficit	(568,019)	(675,315)

Total Stockholders’ Equity (Deficit)	645,450	(164,946)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,743,762	$79,528

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$1,587,649	$-	$154,574	$-

Cost of Goods Sold	1,156,534	-	104,355	-

Gross Profit	431,115	-	50,219	-

Operating expenses
Selling expenses	31,526	-	13,026	-
Professional fees	124,140	21,366	11,580	2,162
General and administrative expenses	101,442	8,510	61,983	3,451

Total operating expenses	257,108	29,876	86,589	5,613

Income (loss) from operations	174,007	(29,876)	(36,370)	(5,613)

Other income (expense)
Interest expense to investors	(904)	(6,486)	(710)	(2,288)
Interest expense to controlling stockholder	(1,007)	(3,819)	-	(1,302)

Income (loss) before provision for income taxes	172,096	(40,181)	(37,080)	(9,203)

Provision for income taxes	64,800	-	-	-

Net income (loss)	$107,296	$(40,181)	$(37,080)	$(9,203)

Income (loss) per common share - basic and fully diluted	$0.01	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding - basic and fully diluted	16,863,077	6,989,000	20,000,000	6,989,000

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$107,296	$(40,181)
Adjustments to reconcile net loss to net cash provided by operating activities
(Increase) Decrease in
Accounts receivable	(169,511)	-
Inventory	(2,331,898)	-
Prepaid expenses	(16,375)	(3,125)
Increase (Decrease) in
Accounts payable – trade	17,445	(2,804)
Accounts payable – related party	1,838,414	1,500
Accrued income taxes	64,800	-
Accrued interest – related parties	(32,169)	7,626

Net cash used in operating activities	(521,998)	(36,984)

Cash flows from financing activities
Proceeds from notes payable – related parties	175,000	2,679
Repayment of notes payable – related parties	(209,652)	-
Proceeds from sale of common stock	703,100	-

Net cash provided by financing activities	668,448	2,679
	.
Increase (decrease) in cash	146,450	(34,305)

Cash at beginning of period	78,278	34,330

Cash at end of period	$224,728	$25

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$34,288	$-
Income taxes paid for the period	$-	$-

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Notes to Financial Statements

SEPTEMBER 30, 2016 and December 31, 2015

(Unaudited)

Note A - Organization and Description of Business

HPC Acquisitions, Inc. (the “Company”) was initially formed under the laws of the State of Minnesota as Herky Packing Co. on July 17, 1968. The Company initially produced and marketed meat snack foods, through food brokers, distributors and wagon jobbers. Despite a 1970 restructuring, including the relocation to an approximate 12,500 square foot production facility, the Company’s efforts were unsuccessful and all operations were terminated by the end of 1970. On April 10, 1972, the Company changed its corporate name to H. P. C. Incorporated. In connection with this name change, the Company acquired Ed Stein’s Tire Center, Inc., a Minneapolis, Minnesota-based distributor of Gates tires. This acquisition was unsuccessful and reversed in 1973.

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

The Company is currently in the business of selling the ECOWIN products under the “Vegalab” name in the United States of America. The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, who is also the Company’s controlling shareholder, Chief Executive and Chief Financial Officer and a director.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form10-K for the year ended December 31, 206, and are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2016.

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

These conditions raise substantial doubt about our ability to continue as a going concern for the next twelve months. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note D - Summary of Significant Accounting Policies

1.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Concentrations of credit risk

Sales to one customer comprised 89% of the Company’s total revenues and 0% of accounts receivable for the nine months ended September 30, 2016. The Company believes that, in the event that its primary customer is unable or unwilling to continue to purchase the Company’s goods, there are a number of alternative customers at comparable prices.

At the present time, our sole source of supply is Vegalab S.A. At September 30, 2016, we held inventory at a cost of $2,331,898, and outstanding accounts payable to Vegalab S.A., in the amount of $1,851,368. Our payment terms on the account payable are “payable upon sale to consumer”.

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

Inventory consists of finished goods related to the sale of certain natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. Inventory is valued at the lower of cost or market using the first-in, first-out method. A charge to income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted.

5.	Revenue recognition

Revenue is recognized when the earnings process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. All sales are recorded when the goods are shipped.

The Company ships all product on an FOB-Plant, “as-is” basis. Accordingly, revenue is recognized by the Company at the point at which an order is shipped at a fixed price, collection is reasonably assured and the Company has no remaining performance obligations related to the sale. The Company sells all products with “no right of return” by the purchaser for any factor other than defects in the products.

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

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2016 and December 31, 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2016 and 2015, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

7.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which the Company will adopt the standard in 2017.

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

Note F - Related Party Transactions

The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, who is also the Company’s controlling shareholder. During the nine months ended September 30, 2016, the Company incurred $2,431,936 for product purchases at market rates for resale from Vegalab S. A. and payable upon sale to consumer.

As of September 30, 2016 and December 31, 2015 the Company had outstanding accounts payable – related party of $1,851,368 and $0, respectively.

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

	September 30,	December 31,
	2016	2015

Outstanding principal	$-	$122,300
Accrued interest payable	-	2,215

Total obligation outstanding	$-	$124,515

Note H - Note Payable to Controlling Stockholder

The Company and its former controlling stockholder, Craig Laughlin, agreed, in previous periods, that additional funds would be necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Laughlin agreed to lend the Company up to $50,000 with an original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum. The maturity date was subsequently extended to September 2010 and, post-maturity, became due upon demand. During the quarter ended March 31, 2016, the Company paid this note and all accrued interest in full.

On August 24, 2016 the Company’s new controlling stockholder, David Selakovic, agreed to lend the Company up to $300,000 at a rate of 4% per annum, with principal due on sixty days demand. As of September 30, 2016, Mr. Selakovic had loaned the Company a total $175,000. The Company accrued interest expense related to this loan of $710 as of September 30, 2016. No repayments on this note payable were made as of September 30, 2016.

Note I - Common Stock Transactions

On March 8, 2016, the Company completed the sale of 12,011,000 shares of its common stock to David Selakovic for approximately $303,100 in cash. The Company received $100,000 in the fourth quarter of 2015 under a stock subscription and the remaining balance during the nine months ended September 30, 2016.

In May 2016, the Company completed a private offering of 1,000,000 shares of common stock for $500,000 in cash.

Note J – Commitment and Contingencies

On July 20, 2016, the Company entered into a lease agreement for warehouses located at 2542 Business Parkway Suite 1 and 2, Minden, Nevada. The facility is 24,276 square feet with a lease term of 36 months at a current cost of approximately $13,959 per month. The Company was also required to make a security deposit of $14,500 included in other assets on the balance sheet as of September 30, 2016.

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

To that end our executive officers will pursue discussions with large distributors of fertilizers and pesticides, and large farming operations to invite them to perform field tests with sample product. Preliminary discussions and information provided on the Vegalab technology have been well-received, so HPC expects to focus its efforts initially on pursuing testing programs with the major distributors and producers to advance the opportunity for acceptance and then purchase of the products. The last nine months of 2016 will be a period of high activity for testing and promoting the products with the major distributors and producers. The large distributors and farming operations is not a large group and we are focused on approximately 15 of these businesses. This targeted approach will enable us to limit the cost of promoting our products during this initial phase of the marketing effort, so we believe we have the financial resources to do so without additional capital.

To the extent we are successful in converting a major distributor or farming operation to a customer, we will need to be able to obtain and deliver product, which means we will need to finance inventory. We purchased inventory in April 2016, which has been used for testing by prospective customers and sales of “starter” purchases to try the products out in a typical crop setting. Additional purchases were made in the following months. All inventory is purchased from Vegalab S.A., a related party that is owned and controlled by David Selakovic, an officer, director, and principal shareholder of the Company. There is no firm commitment or purchase agreement with Vegalab S.A. At September 30, 2016, we held inventory at a cost of $2,331,898, and outstanding accounts payable to Vegalab S.A., in the amount of $1,851,368. Future inventory purchases will depend on how successful we are with our marketing efforts and our ability to finance such purchases.

During the fourth quarter of calendar year 2016, we expect to establish an e-commerce presence. One of the items we acquired is the US trademark “Vegalab™.” Our marketing efforts will incorporate this brand name. Our intention is to establish a website around this trademark and build a brand by promoting the efficacy and environmental safety of the Vegalab products. Assuming we have some success with our targeted initial marketing strategy described above, we intend to use that to attract other potential users to the products we offer through our website and by employing sales representatives with experience in agriculture to promote our products to other distributors and large scale users.

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

Results of Operations

Since the Company was not engaged in active business operations in 2015, a comparison of results of operations between comparable accounting periods for 2016 and 2015 in the discussion below is not meaningful.

During the quarter ended September 30, 2016, the Company recognized revenues of $154,574 from the sale of Vegalab products, and recognized revenues of $1,587,649 for the nine-month period then ended. Cost of goods sold were $104,355 and $1,156,534 for the three and nine-month periods ended September 30, 2016, respectively.

Total operating expenses for the nine months ended September 30, 2016, were $257,108, and were $86,589 for the three months then ended. For the nine months ended September 30, 2016, income from operations was $174,007. For the three-month period then ended, the Company recognized a loss from operations in the amount of $36,370.

After the provision for income taxes, net income for the nine-month period ended September 30, 2016, was $107,296, or $0.01 per share on a fully diluted basis. The net loss for the three month period ended September 30, 2016, was $37,080.

Liquidity and Capital Resources

At September 30, 2016 and December 31, 2015, the Company had a working capital surplus (deficit) of approximately $630,450 and $(165,000), respectively.

At the present time, our sole source of supply is Vegalab S.A. At September 30, 2016, we held inventory at a cost of $2,331,898, and outstanding accounts payable to Vegalab S.A., in the amount of $1,851,368. Our payment terms on the account payable are “payable upon sale to consumer”.

On March 8, 2016, we raised $303,100, from the sale of 12,011,000 shares of common stock to David D. Selakovic. These funds were applied to pay off substantially all of our liabilities at December 31, 2015, and costs related to the acquisition of assets in March 2016. In May 2016, the Company completed a private placement of 1,000,000 shares of common stock for $500,000 in cash, which we intend to use in operations and for general corporate purposes.

We believe our current funding is sufficient to meet our needs described above over the next 9 to 12 months. Nevertheless, our goal is to begin and then increase product sales as quickly as we can within the constraints of our managerial and financial resources. If sales opportunities exceed our expectations, we will need additional debt or equity financing to seize these opportunities and there is no assurance financing will be available or available at terms we would find acceptable. If we are unable to raise additional capital at a level adequate to support our sales opportunities, we would need to curtail marketing efforts, which would adversely affect growth and results of operations and could prevent us from succeeding in implementing our new operating business.

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

There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2016, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HPC Acquisitions, Inc.

Dated: November 21, 2016	/s/ David D. Selakovic
David D. Selakovic
Chief Executive Officer and
Chief Financial Officer

