Form 10-K
period 2016-12-31
HPC Acquisitions, Inc.
filed 2017-07-21
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53248

HPC ACQUISITIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	68-0635204
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

636 U.S. Highway 1, Ste. 110, North Palm Beach, FL	33408
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code   (800) 208-1680

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates on June 30, 2016, based on the average bid and asked prices on that day was $5,603,650. As of July 21, 2017, the Registrant had outstanding 20,856,223 shares of common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

ITEM 1.          BUSINESS

General

HPC Acquisitions, Inc., DBA Vegalab US (“VUS”, the “Company”, “we”, “our”, or “us”) is the exclusive North and South America distributor of Vegalab products supplied by Vegalab SA, Switzerland (“VSA”). Vegalab products consist of biological pesticides, fertilizers, and specialty biological agents that are highly effective against targeted organisms, non-toxic to beneficial organisms, and safe for the environment. VUS holds registrations for its products in a number of US states, Costa Rica, and Panama, and is pursuing additional registrations domestically and in Canada, Mexico, and Central/ South America. To facilitate marketing and sales, VUS is engaged in a number of testing projects for its products with agricultural businesses. In 2016, VUS began distributing product, which resulted in $2,115,421 of revenues by the end of the year and a net loss from operations of $95,279 for the calendar year.

The Market Opportunity

Consumer demands are rapidly changing. Customers want foods produced with natural, non-synthetic, and sustainable inputs. According to a report issued by TechSci Research on the global organic food market, the projected compounded growth in the global market for organic food is 14% per year through 2021. We believe a growing number of food manufacturers are replacing, or are looking to replace, synthetic inputs in order to create all natural products that will meet the growing consumer demand for naturally produced foods.

Increasing consumer pressure to minimize chemical residue in food and regulations restricting or banning the use of chemical compounds in the food chain are primary drivers of a growing demand for eco-friendly fertilizers, bio-pesticides and specialty biological agents in large scale agricultural businesses. According to a report published by Research and Markets, the projected global market for bio-pesticides alone is estimated to reach $8.82 billion by the year 2022, representing a compounded annual growth rate of 17.6% from 2016.

The convergence of changing consumer preferences, and the commitment of agri-business to reduce chemical compounds in the environment and to produce natural food products, has created what management believes is a substantial opportunity for growth in the distribution of Vegalab products.

Our Products

VUS’ product line consists of biological pesticides, fertilizers, and specialty biological agents that are highly effective against targeted organisms, non-toxic to beneficial organisms, and safe for the environment.

The following products are registered in one or more jurisdictions and available for sale:

Fertilizers

Armour Boost	Copper Boost	Micro Boost	Root Boost
Balance Boost	Fertile Boost	Nitrogen Pro	Sun Boost
Brix Boost	Fruit Boost	NPK Pro	Temperature Boost
Calcium Boost 17	Grow Boost	Phosphorus Pro	Vega Pro
Calcium Boost 23	Harvest Pro	Pollen Boost	Vita Boost
Cellular Boost	Kelp Boost	Potassium Pro	Vivid Boost
Color Boost	Magnesium Boost	Rigid Boost

Pesticides	Biological Agents	Soil Inoculants

BioMantle Control	Blight BioControl	Myco BioBoost
Larva Control	Larva Bio Control
Mildew Control	Mosquito BioControl
Nematode Control
Slug Control
Spider Mite Control
Spore Control

These products are “natural” in that the active ingredients consist primarily of oil extracts from different plant sources. The efficacy of the raw material is effectuated and enhanced through a process of micronization, nano-encapsulation, and amplification.

Previously, organic and natural products had to wait to be broken down or eroded in order to be absorbed by plants, making these products inefficient and expensive for commercial use. The challenge with oil extracts is lowering viscosity to maximize dispersion over large areas without impairing potency. The micronization process used to produce our products addresses this problem; the process gives these oils the ability to cover a larger surface area and enables deeper penetration into the crevices of plants, insects, and pathogens.

After micronization, these oils go through a process of amplification, which involves being paired with specific adjuvants and alcohol-based solvents to increase the oil-to-water bonding capacity. This results in the products having higher dilution rates with better efficacy than other oil-based products on the market. Finally, the products are nano-encapsulated, which allows the products to remain dormant until activated in the presence of specific conditions, such as soil moisture, pH, and temperature, which further enhances the efficiency of our products. Our fertilizers have unique formulations containing organic compounds that facilitate the absorption of minerals, increase growth rates, and enhance overall crop quality. The fertilizers we offer are formulated to reduce their chemical footprint and to increase absorption into the plant. With our product formulations, the applicator is able to use smaller amounts of fertilizers, pesticides, fungicides, etc. to achieve better crop results than the current standard synthetic products on the commercial market.

Distribution Agreement

VUS has the exclusive right to market and sell the Vegalab products in the Western Hemisphere. David Selakovic, a director, officer, and principal stockholder of VUS, assigned this exclusive distribution right to VUS in March 2016. Mr. Selakovic held the distribution rights under a distribution agreement dated October 19, 2012, with ECOWIN Co., Ltd., a Korean company that owns the intellectual property related to the processes for manufacturing the Vegalab products and manufactures products VUS sells. Additions, removals, and modifications of the Vegalab products may be made at the discretion of ECOWIN. ECOWIN is required to provide 90-days advance notice of the discontinuation of a product. For a new product, ECOWIN is required to provide 30-days advance notice of the addition of the new product, and during that period VUS has the right to decline the addition of the product to the distribution agreement.

VSA is a Swiss company of which David Selakovic is the sole owner, and it is the world-wide distributor of the products we offer, subject to the exclusive rights of VUS in the Western Hemisphere. At the present time we purchase all of our products from VSA at its cost.

VSA publishes a product price list periodically, which lists the distributor price to VUS for all product ordered through VSA. Prices are FOB (Freight on Board) the factory. Pricing is subject to change at any time at the election of VSA on 30-days advance written notice to VUS. Payment is made in US Dollars by irrevocable letter of credit issued at the time of the order and payable 90 days from the date of the bill of lading.

VUS has a duty to use all reasonable commercial efforts to develop and exploit the maximum sales for the entire line of products covered by the distribution agreement. This includes the obligation to:

•	Establish a trained sales force;

•	Purchase and maintain an adequate selection and stock of products to meet reasonably expected demand;

•	Deliver monthly sales reports;

•	Advertise and promote the products, including participation in trade shows; and

•	Obtain and maintain all governmental permits or registrations required to market and sell the products.

Under the distribution agreement, products we purchase for resale are warranted by the manufacturer to be free of defects in material and workmanship for a period of 24 months. At its discretion, the manufacturer may replace or repair defective products, or issue a refund of the purchase price.

Distributing Our Products

We began distribution of our products in April 2016, which involves several steps. First, we have been aggressively pursuing registration of Vegalab products in jurisdictions where we believe there is an opportunity to commence sales soon after registration is achieved. There are numerous jurisdictions in the North and South American Sphere where we can sell product, and we are only beginning to penetrate the large market available to us. We are focusing our efforts on jurisdictions that major distributors of farming products or major agro-industrial companies have indicated to us they believe are good candidates for distributing and selling our products. The next step in the process is to arrange product testing opportunities for the distributors and companies interested in our products, several of which have been completed with very positive results, and more are in the pipeline. Finally, we negotiate the terms of the distribution or purchase agreements.

Our distribution process began to gain traction by the end 2016. In November 2016, we entered into an agreement with Food and Agriculture Innovative Technologies Enterprises Limited for distribution in Trinidad and Tobago, which includes an option to expand to neighboring islands. We also reached an exclusive distribution agreement with Fertica Group for Guatemala where the product registration is in process, and we are pursuing discussions to expand that agreement into El Salvador, Nicaragua, Costa Rica, and Honduras.

Product sales and distribution in a number of jurisdictions will be cyclical based on the growing season for the jurisdiction and other factors.

Competition

The products we will distribute compete with similar products produced by other agrichemical businesses, as well as with traditional agrochemicals. Many of these competitors have well established products, brands, market share, and have much greater financial and operational resources than we do. Being the new entrant in a well-established market is a difficult task, and there is no assurance we can compete effectively on the basis of product content and performance, or on price.

We believe our eco-friendly products have an advantage over traditional agro-chemicals because of testing and reports showing that many agro-chemicals, particularly pesticides and some fertilizers, degrade the environment and are potentially harmful to humans, which results in higher regulatory scrutiny and restrictions, as well as potential liability under federal and local laws. We believe the absence of these negative characteristics in our eco-friendly products make them very appealing to potential distributors and end users and gives us an advantage we can promote when competing with traditional agro-chemicals.

Regulatory Considerations

Our activities are subject to extensive federal, state, local and foreign governmental regulations. These regulations may prevent us or our collaborators from developing or commercializing products in a timely manner or under technically or commercially feasible conditions, and may impose expenses, delays and other impediments to our product development and registration efforts. In the United States, the Environmental Protection Agency (“EPA”) regulates our bio-based pest management products under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”), the Federal Food, Drug and Cosmetics Act (“FFDCA”) and the Food Quality Protection Act (“FQPA”). In addition, our fertilizers are regulated as fertilizers or biostimulants in each of the fifty states.

In 2004, the United States Congress passed the Pesticide Registration Improvement Renewal Act, which was reauthorized in 2007 and 2012, a result of efforts from an industry coalition of pesticide companies and environmental groups, to codify pesticide approval times in return for user fees. This law facilitates faster approval times for biopesticides, with EPA approvals typically received within 16 to 24 months, compared with 36 months or longer for conventional chemical pesticides. Registration processes for state and foreign governments vary between jurisdictions and can take up to 12 months for state governments, such as California and New York, and up to 36 months or more for foreign governments. In some instances, California and Canada will conduct joint reviews with the EPA, which allows some pesticides to receive concurrent approvals in California, Canada and the United States. However, in most instances, most foreign government submissions will not occur until after a U.S. registration has been secured. To register a crop protection product with the EPA, companies must demonstrate the product is safe to mammals, non-target organisms, endangered species and the environment. To demonstrate the bio-based pest management product’s safety, required studies must be conducted that evaluate mammalian toxicology, toxicological effects to non-target organisms in the environment (ecotoxicological exposures) and physical and chemical properties of the product. The registration dossier is subject to both scientific and administrative reviews by EPA scientists and management before registration approval. The scientific review involves thorough evaluation of submitted data and completion of risk assessments for human dietary and ecotoxicological exposures. Upon completion of this process, the registration package, including the proposed label, is sent to the Office of General Council for legal review. The final step in the registration process is administrative sign-off by the EPA director of the Biopesticides and Pollution Prevention Division.

In addition to EPA approval, we are required to obtain regulatory approval from the appropriate state regulatory authority in individual states and foreign regulatory authorities before we can market or sell any pest management product in those jurisdictions. Foreign governments typically require up to two seasons of locally generated field efficacy data on crop-pest combinations before a product dossier can be submitted for review. California and foreign jurisdictions also require us to submit product efficacy data, which the EPA historically has not required, but may request.

We engage third party contractors with experience in the regulatory registration processes of federal and local governments to assist us with obtaining regulatory approvals and permits for our products.

Since our plant fertilizers are not used to control pests, they currently fall outside the legal scope of FIFRA, FFDCA and FQPA and, therefore, we do not need to submit applications for EPA registrations for such products. However, we must still submit state registrations for our fertilizers, and those containing microbes of foreign origin may also need to be “deregulated” (or determined not to be a plant pest) under the Plant Protection Act by the USDA Animal and Plant Health Inspection Service prior to use in field trials or for large scale release. Nevertheless, the regulatory process is significantly accelerated compared to that for bio-pesticides.

Annex I to this report is a current list of the government registrations we have obtained for our products.

History

On March 8, 2016, VUS closed the sale of 12,011,000 shares of common stock to David Selakovic at a total purchase price of $303,100, paid in cash. Concurrently, Mr. Selakovic was appointed a director, and to the positions of Chairman of the Board, Chief Executive Officer, and Chief Financial Officer. Craig S. Laughlin, the former Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer, remained a director and serves as the President and Secretary of VUS. In connection with the foregoing investment and changes in management, Mr. Selakovic assigned to VUS certain assets consisting of (a) the exclusive right to distribute in the Western Hemisphere natural agrochemicals marketed under the name “Vegalab” and manufactured by ECOWIN Co., Ltd., a Korean company, (b) certain governmental permits for the sale of ECOWIN agrochemicals, and (c) the trademark “Vegalab.” As a result of the foregoing transactions VUS acquired distribution rights to the Vegalab products, permits related to those products, a trademark, and cash to commence the business of selling Vegalab products.

During the two-year period prior to the investment by Mr. Selakovic in VUS, we were classified as a “shell company” as defined in Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), seeking to acquire or develop a business opportunity.

Employees

HPC has no full-time employees. Our executive officers are responsible for implementing our business described above with the assistance of independent contractors.

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

ITEM 1A.        RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, growth prospects and the trading price of our common stock.

Risks Relating to Our Business and Strategy

We are an early stage company that is developing its business, so there is no assurance we will be successful in establishing and growing our business or achieve sustainable positive results of operations.

We are an early stage company working to establish distribution and sales for our products in North and South America. This is a new venture started in April 2016, so we cannot predict to what extent we may be successful in generating revenue and growing the business. Our ability to develop our business more quickly is hindered by our limited financial and operational resources. We are subject to all of the risks and uncertainties inherent in a development stage business any one or more of which could be an impediment to achieving our business objectives.

We expect to require additional financing in the future to meet our business requirements. Such capital raising may be costly, difficult, or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests.

Achieving any success in our marketing and distribution plans means we will need to be able to purchase inventory to meet demand and grow our administrative infrastructure to service our distributors and customers. Accordingly, we expect to need significant additional financing to develop and expand our business. We may seek additional funds from public and private stock offerings, business collaborations, borrowings from banks and other lenders, or other sources. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be significantly dilutive to stockholders, and debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

If we cannot raise more money when needed or are unable to use our future working capital under financial covenants contained in future debt financing agreements, we may have to reduce our capital expenditures, scale-back our business development, or reduce general and administrative expenditures. We could also be forced to cease operations. Any of these eventualities would likely have a material adverse impact on our results of operations and on the value of our equity.

Our business may fail if we are not able to increase sales.

Our future success will depend on our ability to significantly increase sales of our eco-friendly agro-products. Our initial sales of products began in the second calendar quarter of 2016, and we are still in the very early stages of establishing distributors and customers who will be regular purchasers of our products. There is no assurance we will be successful in doing so, and the inability to grow our sales and revenue would adversely affect our results of operations and could ultimately force us to cease operations.

We have limited experience in marketing and selling our products and will need to expand our sales and marketing infrastructure.

We currently have limited sales and marketing experience and capabilities. As of December 31, 2016, our Chief Executive Officer and a small number of distributors and independent contractors were engaged in the sales and marketing effort. We will need to further develop our sales and marketing capabilities and find agro-product distributors in order to successfully increase sales of our Vegalab products. There can be no assurance that the sales and marketing team we develop will successfully compete against the sales and marketing teams of our current and future competitors, many of which may have more established relationships with distributors and growers. Our inability to recruit, train and retain sales and marketing personnel, or their inability to effectively market and sell VUS products could impair our ability to gain market acceptance of our products and cause our sales to suffer.

If we are unable to maintain and further establish successful relations with the third-party distributors that are our principal customers, or they do not focus adequate resources on selling our products or are unsuccessful in selling them to end users, sales of our products will be adversely affected.

A significant part of our strategy is to engage independent distributors of agro-products to distribute and assist us with the marketing and sale of Vegalab products. Revenue growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. However, there can be no assurance that our distributors will be successful in selling our products to end users, or will focus adequate resources on selling them, and they may not continue to purchase or market our products for a number of reasons.

For example, many distributors lack experience in marketing bio-based agro-products, which generally must be used differently than conventional chemical pesticides. Distributors may not continue to market our products if they receive negative feedback from end users, even if we believe our products are being blamed for damage to treated plants caused by other pesticides with which our products have been combined (whether properly or improperly). In addition, many of our distributors are in the business of distributing and manufacturing other, possibly competing, pest management and plant health products, including internally developed and commercialized bio-based products as well as bio-based products developed by larger agrichemical companies that negotiate to “bundle” such specialty products with other high demand products. As a result, our distributors may earn higher margins by selling competing products or combinations of competing products. If we are unable to establish or maintain successful relationships with independent distributors, we will need to further develop our own sales and distribution capabilities, which would be expensive and time-consuming, and the success of which would be uncertain.

Adverse weather conditions and other natural conditions can reduce acreage planted or incidence of crop disease or pest infestations, which can adversely affect our results of operations.

Production of the crops on which our products are typically applied is vulnerable to extreme weather conditions such as heavy rains, hurricanes, hail, tornadoes, freezing conditions, drought, fires and floods. Weather conditions can be impacted by climate change resulting from global warming, including changes in precipitation patterns and the increased frequency of extreme weather events, or other factors. Unfavorable weather conditions can reduce both acreage planted and incidence (or timing) of certain crop diseases or pest infestations, each of which may reduce demand for our products. For example, in 2015 and 2014, key markets in the United States experienced low rainfall or drought resulting reductions in acreage planted in those markets. Shortened bloom cycles relating to changes in weather patterns also could reduce the amount of pesticides and plant health products used during a growing season. In addition, ideal weather conditions can reduce the incidence of diseases and pest infestations and increase yields without the use of additional pesticide and plant health applications. Increased yields can also reduce commodity prices causing growers to make a decision not to increase costs by reducing the amount of pesticides and plant health products used during a growing season. Since all of our products have different margins, changes in product mix as a result of these conditions could affect our overall margins.

If our ongoing or future field trials are unsuccessful, we may be unable to obtain regulatory approval of our products on a timely basis.

The successful completion of multiple field trials in domestic and foreign locations on various crops and water infrastructures is critical to the success of our product development and marketing efforts. If our ongoing or future field trials are unsuccessful or produce inconsistent results or unanticipated adverse side effects on crops or on non-target organisms, or if we are unable to collect reliable data, regulatory approval of our products could be delayed or we may be unable to commercialize our products. In addition, more than one growing or treatment season may be required to collect sufficient data and we may need to collect data from different geographies to prove performance for customer adoption. Although we have conducted successful field trials on a broad range of crops, we cannot be certain that additional field trials conducted on a greater number of acres, or on crops for which we have not yet conducted field trials, will be successful. Moreover, the results of our ongoing and future field trials are subject to a number of conditions beyond our control, including weather-related events such as drought or floods, severe heat or frost, hail, tornadoes and hurricanes, or low or no natural occurrence of the pests intended for testing. Generally, we pay third parties, such as growers, consultants and universities, to conduct field tests on our behalf. Incompatible crop treatment practices or misapplication of our products by these third parties or lack of sufficient occurrence of the identified pests in nature for a particular trial could impair the success of our field trials.

Our inability to obtain regulatory approvals, or to comply with ongoing and changing regulatory requirements, could delay or prevent sales of the products we are distributing.

The field testing, sale, and use of our bio-based agro-products are extensively regulated by the EPA and state, local and foreign governmental authorities. These regulations substantially increase the time and cost associated with bringing our products to market. If we do not receive the necessary governmental approvals to test and market our products, or if regulatory authorities revoke our approvals, do not grant approvals in a timely manner or grant approvals subject to restrictions on their use, we may be unable to sell our products in out licensed distribution area, which would adversely affect future revenues.

Bio-based agro-products are not well understood, which necessitates investment in customer education and makes effectively marketing and selling our products difficult.

The market for bio-based agro-products is underdeveloped when compared to conventional pesticides and fertilizers. Customers in the crop production sector are generally cautious in their adoption of new products and technologies. Growers often require on-farm demonstrations of a given pest management or plant health product. Initial purchases of the product tend to be conservative, with the grower testing on a small portion of their overall crop. As the product is proven, growers incorporate the product into their rotational programs and deploy it on a greater percentage of their operations. As a result, large scale adoption generally takes several growing seasons. In addition, customers have historically perceived bio-based agro-products as more expensive and less effective than conventional chemical pesticides. To succeed, we will need to continue to change that perception. To the extent that the market for bio-based agro-products does not further develop or customers elect to continue to purchase and rely on conventional chemical products, our market opportunity will be limited.

The high level of competition in the market for pest management and plant health products may result in pricing pressure, reduced margins or the inability of our products to achieve market acceptance.

The markets for pest management and plant health products are intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products.

Many entities are engaged in developing pest management and plant health products. Our competitors include major multinational agrichemical companies such as Arysta, BASF, Bayer, Dow Agrosciences, DuPont, FMC, Monsanto, Sumitomo Chemical and Syngenta, some of which have developed bio-based products for our target markets, as well as specialized bio-based pesticide and plant health businesses such as AgraQuest (now a part of Bayer), Certis USA (now a part of Mitsui), Novozymes (in a joint venture with Monsanto), Valent Biosciences (now a part of Sumitomo), and Marrone Bio Innovations. Many of these organizations have longer operating histories, significantly greater resources, greater brand recognition and a larger base of customers than we do. As a result, they may be able to devote greater resources to the manufacture, promotion or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition or more readily take advantage of acquisition or other opportunities. Further, many of the large agrichemical companies have a more diversified product offering than we do, which may give these companies an advantage in meeting customers’ needs by enabling them to offer a broader range of pest management and plant health solutions. In addition, we could face competition in the future from new, well-financed start-up companies such as AgBiome and Indigo.

Our product sales are subject to weather conditions and other factors beyond our control, which may cause our operating results to fluctuate significantly quarterly and annually.

The level of seasonality in our business overall is difficult to evaluate as a result of our relatively early stage of development and our development of what is a new geographic market for Vegalab products. It is possible that our business may become more seasonal, or experience seasonality in different periods, than anticipated, particularly as we expand into new geographical territories within North and South America, or add or change distributors or distributor programs.

Notwithstanding any such seasonality, we expect substantial fluctuation in sales year over year and quarter over quarter as a result of a number of variables on which sales of our products are dependent. Weather conditions, natural disasters and other factors affect planting and growing seasons and incidence of pests and plant disease, and accordingly affect decisions by our distributors, direct customers, and end users about the types and amounts of pest management and plant health products to purchase and the timing of use of such products. In addition, disruptions that cause delays by growers in harvesting or planting can result in the movement of orders to a future quarter, which would negatively affect the quarter and cause fluctuations in our operating results. Customers also may purchase large quantities of our products in a particular quarter to store and use over long periods of time or time their purchases to manage their inventories, which may cause significant fluctuations in our operating results for a particular quarter or year, and low commodity prices may discourage growers from purchasing our products in an effort to reduce their costs and increase their margins for a growing season.

Our expense levels are based in part on our expectations regarding future sales. As a result, any shortfall in sales relative to our expectations could cause significant fluctuations in our operating results from quarter to quarter, which could result in uncertainty surrounding our level of earnings and possibly a decrease in our stock price.

We rely on the experience and expertise of our senior management team, and if we are unable to recruit or retain qualified personnel, our development efforts may be significantly delayed.

We depend entirely on our two executive officers and a very small office staff to perform the tasks required to develop our business. Our ability to develop the business will depend on recruiting qualified sales and marketing, and management personnel to succeed. At our early stage of development there is a balance between growth and building staff to enhance and support that growth that is difficult to find. Growth that cannot be supported by adequate administrative resources will often result in a loss of sales and growth momentum, and an investment in administrative resources that is not supported by adequate growth and revenue will result in negative results. The process of hiring, training and successfully integrating qualified personnel into our operation is lengthy and expensive, and our inability to manage this aspect of our development effectively could adversely affect our results of operations.

If our third-party manufacturer is unable to produce our products at a satisfactory quality, in a timely manner, in sufficient quantities or at an acceptable cost, our business could be negatively impacted.

We are a distributor and entirely dependent on VSA and ECOWIN for all product we propose to sell. The inability of VSA and ECOWIN to provide Vegalab products on a timely basis in the quantities we need to supply distributors and customers would adversely affect our operations and revenue. At present there are no additional sources for our products, so the inability to obtain these products from VSA and ECOWIN would effectively suspend or terminate our business operations.

Any decline in agricultural production in our market area could have a material adverse effect on the market for our products and on our results of operations and financial condition.

Conditions in the agricultural industry in North and South America will significantly impact our operations and results. The agricultural industry can be affected by a number of factors, including weather patterns and field conditions, current and projected grain inventories and prices, domestic and international demand for agricultural products, and U.S. and foreign policies regarding trade in agricultural products. State and federal governmental policies, including farm subsidies and commodity support programs, as well as the prices of products used in agriculture and the prices at which produce may be sold, may also directly or indirectly influence the number of acres planted, the mix of crops planted and the use of agro-products for particular agricultural applications. There are various proposals pending before the U.S. Congress to cut or eliminate various agricultural subsidies, which may adversely impact the U.S. agricultural industry. Further, there is strong sentiment in the current U.S. government to substantially modify existing trade agreements in North and South America, which creates uncertainty with respect to how these policy issues may affect the market for our products.

We may be exposed to product liability and remediation claims, which could harm our business.

The use of certain bio-based agro-products is regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may include requirements that only certified or professional users apply the product or that certain products be used only on certain types of locations, may require users to post notices on properties to which products have been or will be applied, may require notification to individuals in the vicinity that products will be applied in the future or may ban the use of certain ingredients. Even if we comply with all such regulations and obtain all necessary registrations, we cannot provide assurance that our products will not cause injury to crops, the environment, or people under all circumstances. For example, our products may be improperly combined with other pesticides or, even when properly combined, our products may be blamed for damage caused by these other pesticides. The costs of remediation or products liability could materially adversely affect our future quarterly or annual operating results.

We currently maintain product liability insurance at levels we believe are sufficient and consistent with industry standards for companies at our stage of development. We cannot guarantee that our product liability insurance is adequate and, at any time, it is possible that this insurance coverage may not be available on commercially reasonable terms or at all. A product liability claim could result in liability to us greater than our assets or insurance coverage. Moreover, even if we have adequate insurance coverage, product liability claims or recalls could result in negative publicity or force us to devote significant time and attention to those matters, which could harm our business.

Our business is subject to various governmental regulations, and compliance with these regulations may cause us to incur significant expenses. If we fail to maintain compliance with applicable regulations, we may be forced to recall products and cease their manufacture and distribution, which could subject us to civil or criminal penalties.

The complex legal and regulatory environment exposes us to compliance and litigation costs and risks that could materially affect our operations and financial results. These laws and regulations may change, sometimes significantly, as a result of political or economic events. They include environmental laws and regulations, tax laws and regulations, import and export laws and regulations, government contracting laws and regulations, labor and employment laws and regulations, securities and exchange laws and regulations, and other laws such as the Foreign Corrupt Practices Act. In addition, proposed laws and regulations in these and other areas could affect the cost of our business operations. Violations of any of these laws and regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Ownership of our Common Stock

Our principal stockholders will have significant voting power and may take actions that may not be in the best interest of other stockholders.

As of December 31, 2016, our executive officers and directors beneficially owned or controlled, directly or indirectly, an aggregate of 16,161,000 shares, or 80.8% of our common stock. Consequently, our executive officers control the vote on any matter submitted to the stockholders for approval, including the election of directors and the approval or disapproval of corporate actions that our other stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

Our common stock may experience extreme price and volume fluctuations, and you may not be able to resell shares of our common stock at or above the price you paid.

We are an early stage company with a limited trading history, which has been historically volatile. The trading price of our common stock will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	our small public float relative to the total number of shares of common stock that are issued and outstanding;
•	quarterly variations in our results of operations, those of our competitors or those of our customers;
•	announcements of technological innovations, new products or services or new commercial relationships by us or our competitors;
•	our ability to develop the market for our products;
•	disruption to our operations;
•	media reports and publications about Vegalab products;
•	modification of our distribution rights;
•	new regulatory pronouncements and changes in regulatory guidelines or the status of our regulatory approvals;
•	general and industry-specific economic conditions; and
•	the commencement of, or our involvement in, litigation.

Any market in shares of our common stock will be subject to the penny stock restrictions that are likely to adversely affect liquidity and make trading difficult.

Until our shares of common stock qualify for inclusion or listing on a national exchange, if ever, the trading of our securities will be in the over-the-counter market which is commonly referred to as the OTC Market maintained by OTC Markets, Inc. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities. Recently, several brokerage firms and clearing firms have adopted special “house rules” which make it more difficult for their customers to hold or trade low priced stock and these rules may make it difficult for our shareholders to sell their stock.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 31, 2016, we had 20,000,000 shares of common stock outstanding, 16,161,000 shares of which were held by our directors and officers. Although these shares are subject to volume and manner of sale restrictions of Rule 144 of the Securities Act, any determination by holders of a substantial number of such shares to sell our stock, or the perception that such sales may occur, could cause our stock price to decline.

Because we have no plans to pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in us.

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all future earnings to fund the development and growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the board of directors deems relevant. Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to comply with the laws and regulations affecting public companies.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes-Oxley Act, as well as rules implemented by the SEC. Our management and other personnel have needed to devote a substantial amount of time to these compliance initiatives, and our legal and accounting compliance costs have increased. We also may need to hire additional staff or consultants in the areas of investor relations, legal, and accounting to continue to operate as a public company. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are currently unable to estimate these costs with any degree of certainty. Greater expenditures may be necessary in the future with the advent of new laws and regulations pertaining to public companies.

Provisions in our charter documents could discourage a takeover that stockholders may consider favorable.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of our board of directors to elect directors to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•	the prohibition of cumulative voting in our election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•	the requirement that stockholders provide advance notice to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting;
•	the ability of our board of directors to issue, without stockholder approval, shares of undesignated preferred stock with terms set by the board of directors, which rights could be senior to those of our common stock; and
•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our principal corporate office is located in North Palm Beach, Florida, where we use, without charge, office space provided by our outside general counsel. In Minden, Nevada we rent office space and 24,000 square feet of warehouse space under a three-year lease that commenced October 1, 2016, with a monthly base rate of $14,544.

ITEM 3.          LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4.          MINE SAFETY DISCLOSURES

The disclosure required by this Item 4 is not applicable to the Company’s business.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTC Market (OTCQB) under the symbol “HPCQ.” We do not believe there was an active trading market for the shares prior to April 1, 2016, because of the low number of trades during the 15 month period prior thereto. Accordingly, we are not providing any historical market price information for periods prior to April 1, 2016.

The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Marketplace. Such prices are based on inter-dealer bid prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

December 31, 2016	$1.89	$0.82
September 30, 2016	$2.40	$0.76
June 30, 2016	$3.00	$0.06

Dividends

HPC has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Security Holders

As of July 21, 2017, there were approximately 49 record holders of our issued and outstanding common stock.

Equity Compensation Plans

As of December 31, 2016, there were no equity securities authorized for issuance under any compensation plans.

Unregistered Sales of Equity Securities

Effective November 15, 2016, HPC entered into an agreement with Hart Partners, LLC, pursuant to which Hart Partners agreed to provide financial and public relations services to HPC over a period of one year. As partial consideration for such services, HPC agreed to issue to Hart Partners 140,000 shares of HPC common stock. The shares are issued in reliance on the exemption from registration as set forth in Section 4(a)(2) of the Securities Act of 1933.

Repurchases of Common Stock

There were no repurchases of equity securities by HPC in the fourth quarter of 2016.

ITEM 6.          SELECTED FINANCIAL DATA

Disclosure under this item is not required of a smaller reporting company.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should know that there are many factors, both within and outside our control that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements contained in this Form 10-K are made as of the date of this Form 10-K, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

Nature of Business

VUS is the exclusive North and South America distributor of Vegalab products supplied by VSA. Vegalab products consist of biological pesticides, fertilizers, and specialty biological agents that are highly effective against targeted organisms, non-toxic to beneficial organisms, and safe for the environment. In April 2016, VUS began distributing product and commenced its planned principal operations.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to collection of receivables, impairment of goodwill, contingencies, litigation, and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in material differences from the estimated amounts in the financial statements.

Our significant accounting policies are summarized in Note D of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimation methodologies would result in a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

Plan of Operation

In March 2016, the Company acquired distribution rights to natural agrochemicals developed by ECOWIN, state permits related to those products, a trademark, and cash to commence the business of selling Vegalab products, as described under “Item 1. Business,” of its Annual Report on Form 10-K for the year ended December 31, 2016. The Company had no customers and no employees at the time of the asset purchase, so this endeavor represents the start of a new venture with the assets acquired.

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

To that end our executive officers and contractors are pursuing discussions with large distributors of fertilizers and pesticides, and with large farming operations to invite them to perform field tests with sample product. Preliminary discussions and information provided regarding the Vegalab technology have been well-received, and initial test results are promising, so VUS will continue to focus its efforts on pursuing testing programs with the major distributors and producers to advance the opportunity for acceptance and then purchase of the products. We are currently focused on approximately 15 of these businesses. This targeted approach will enable us to limit the cost of promoting our products during this initial phase of the marketing effort, so we believe we have the financial resources to do so without additional capital.

To the extent we are successful in converting a major distributor or farming operation to a customer, we will need to be able to obtain and deliver product, which means we will need to finance inventory. We purchased inventory in April 2016, which has been used for testing by prospective customers and sales of “starter” purchases to try the products out in a typical crop setting. Additional purchases were made in the following months. All inventory is purchased from VSA, a related party that is owned and controlled by David Selakovic, an officer, director, and principal shareholder of the Company. There is no firm commitment or purchase agreement with VSA. At December 31, 2016, we held inventory at a cost of $1,889,423, and outstanding accounts payable to VSA, in the amount of $1,727,857. Future inventory purchases will depend on how successful we are with our marketing efforts and our ability to finance such purchases.

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

To summarize, by the end of 2017, we hope to have:

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

Since the Company was not engaged in active business operations in 2015, the comparisons of results of operations, liquidity, and capital resources between the years ended December 31, 2016 and 2015 presented below are not meaningful.

Results of Operations

During the year ended December 31, 2016, the Company recognized revenues of $2,115,421 from the sale of Vegalab products compared to $0 for the year ended December 31, 2015. Cost of goods sold were $1,617,366 for the year ended December 31, 2016, Compared to $0 for the year ended December 31, 2015.

Total operating expenses for the year ended December 31, 2016, were $593,334 compared to $37,611 for the year ended December 31, 2015. For the year ended December 31, 2016, loss from operations was $95,279 compared to $37,611 for the year ended December 31, 2015.

After the provision for income taxes, net loss for the year ended December 31, 2016, was $116,361, and the net loss for 2015 was $51,271. Net loss per share for 2016 and 2015 on a basic and fully diluted basis was $0.01.

Liquidity and Capital Resources

At December 31, 2016 and December 31, 2015, the Company had a working capital surplus (deficit) of approximately $605,963 and $(164,946), respectively.

At the present time, our sole source of supply is VSA. At December 31, 2016, we held inventory at a cost of $1,889,423, and outstanding accounts payable to VSA in the amount of $1,668,414. Our payment terms on the account payable are “payable upon sale to consumer”.

On March 8, 2016, we raised $203,100 from the sale of 12,011,000 shares of common stock to David D. Selakovic. These funds were applied to pay off substantially all of our liabilities at December 31, 2015, and costs related to the acquisition of assets in March 2016. In May 2016, the Company completed a private placement of 1,000,000 shares of common stock for $500,000 in cash, which we used to fund operations and for general corporate purposes.

Between December 31, 2016 and June 21, 2017, the Company sold 716,223 shares of its common stock to four subscribers for net cash proceeds of $644,600.

We believe our current funding is sufficient to meet our needs described above over the next 9 to 12 months. Nevertheless, our goal is to begin and then increase product sales as quickly as we can within the constraints of our managerial and financial resources. If sales opportunities exceed our expectations, we will need additional debt or equity financing to seize these opportunities and there is no assurance financing will be available or available at terms we would find acceptable. If we are unable to raise additional capital at a level adequate to support our sales opportunities, we would need to curtail marketing efforts, which would adversely affect growth and results of operations and could prevent us from succeeding in implementing our new operating business. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the 12 months following the issuance date of these financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited financial statements appearing elsewhere in this report.

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note D of our Notes to Financial Statements appearing elsewhere in this report.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to weaknesses in our internal control over financial reporting described below, which we view as an integral part of our disclosure controls and procedures.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. At December 31, 2016, and during that year the Company had the following material weaknesses in its internal control over financial reporting:

•	the Company had only one person serving as both chief executive officer and chief financial officer, and that person lacked an effective knowledge of financial reporting and related oversight functions;

•	management did not set clear goals for adopting and implementing an effective organizational structure or system for collecting and recording financial information, and did not evaluate the risk that this lack of structure would pose to establishing an effective internal control environment;

•	no internal financial control activities were selected and developed;

•	pertinent information for achieving financial reporting objectives was not recorded, processed, summarized, or reported on a timely basis; and

•	the financial control environment was not effectively monitored, so that internal control deficiencies were not identified and addressed.

As a result of management’s evaluation described above, it concluded on that the Company had significant control deficiencies as of December 31, 2016, that constituted material weaknesses in the Company’s internal control over financial reporting. Notwithstanding these control deficiencies, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.        OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position

David D. Selakovic	45	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer
Craig S. Laughlin	67	President, Secretary, Director

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

Craig S. Laughlin – Mr. Laughlin, President, Secretary, and director, is the founder and President of SRC Funding, LLC, a privately-owned Minnesota company engaged in business consulting services and private investment activity. He was the sole executive officer and director of the Company before the appointment of Mr. Selakovic in March 2016. Mr. Laughlin is also an officer, director and principal stockholder of Renewable Energy Acquisition Corp., a closely-held Nevada corporation, which currently files periodic reports with the U.S. Securities and Exchange Commission and is seeking a business opportunity in which to participate. Mr. Laughlin has experience with companies that file reports with the SEC and corporate financing transactions, which management believes is valuable for helping the Company comply with the regulatory scheme and structure capital formation as needed in the future.

Committees of the Board of Directors; Financial Expert

Currently we do not have any standing committees of the Board of Directors. Until such time as formal committees are established, our Board of Directors will perform some of the functions associated with a nominating committee and a compensation committee, including reviewing all forms of compensation provided to our executive officers, directors, consultants, and employees, including stock compensation. The Board will also perform the functions of an audit committee until we establish a formal audit committee. At present the Company does not have a financial expert serving on the Board within the meaning of Item 407(d)(5)(ii) of Regulation S-K. The Board of Directors believes a financial expert would be advantageous and expects it will pursue a process for recruiting a financial expert to serve on the Board as the business of the Company develops.

Meetings of the Board

The Board of Directors held no formal in-person meetings during the year ended December 31, 2016. Regular telephonic communications were maintained throughout the year among all of the officers and directors of the Company, and all actions of the Board were taken pursuant to the execution of unanimous written consent resolutions.

Board Leadership Structure

The Board does not have an express policy regarding the separation of the roles of Chief Executive Officer and Board Chairman as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. David D. Selakovic serves as our Chief Executive Officer and Chairman of the Board. As Chief Executive Officer, Mr. Selakovic is involved in our day-to-day operations as well as providing strategic guidance on our operations and business strategy. The Board believes Mr. Selakovic’s experience, knowledge, and connections in the agro-product industry are valuable in his operational role as Chief Executive Officer, as well as in his oversight role as Chairman at the Board level.

Board’s Role in Risk Oversight

While management is charged with the day-to-day management of risks that VUS faces, the Board of Directors has been responsible for oversight of risk management. The full Board has responsibility for general oversight of risks facing the Company. Specifically, the Board of Directors reviews and assesses the adequacy of VUS’ risk management policies and procedures with regard to identification of VUS’ principal risks, both financial and non-financial, and reviews updates on these risks from the Chief Financial Officer and the Chief Executive Officer. The Board of Directors also reviews and assesses the adequacy of the implementation of appropriate systems to mitigate and manage the principal risks.

Stockholder Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Corporate Secretary, HPC Acquisitions, Inc., 636 U.S. Highway 1, Ste. 110, North Palm Beach, FL 33408. The Corporate Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular director, the communication will be forwarded to a Board member to bring to the attention of the Board. The Corporate Secretary will review all communications before forwarding them to the appropriate Board member.

Code of Ethics and Business Conduct

We adopted a Code of Ethics and Business Conduct (the “Code of Conduct”) that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law, and is posted at our website: http://www.vegalab.us. Additionally, we will provide to any person, without charge, a copy of the Code of Conduct upon written or oral request directed to: Corporate Secretary, HPC Acquisitions, Inc., 636 U.S. Highway 1, Ste. 110, North Palm Beach, FL 33408, telephone (800) 208-1680.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (1934 Act) requires VUS’ directors and officers and any persons who own more than ten percent of VUS’ equity securities, to file reports of ownership and changes in ownership with the SEC. All directors, officers and greater-than-ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed. Based solely on our review of the copies of Forms 3 and 4, and any amendments thereto furnished to us during the year ended December 31, 2016, and subsequently, we believe that during 2016 all filing requirements applicable to our officers, directors, and greater-than-ten-percent stockholders were complied with, except that our Chief Executive Officer failed to file a Form 4 report for a transaction that occurred in May 2016, which was subsequently reported on Form 5.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company to our named executive officers for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Total ($)

David D. Selakovic	2016	$-0-	$-0-
Chief Executive Officer, Chief Financial Officer	N/A	-0-	-0-

Craig S. Laughlin	2016	$-0-	$-0-
President, Secretary	2015	-0-	-0-

Narrative Discussion of Compensation Table

During 2015, the Company was a “shell company” as defined in Rule 12b-2 adopted under the Exchange Act. Further, Mr. Selakovic did not become an executive officer until March 2016, and Mr. Laughlin was the sole officer of the Company in 2015. Given the absence of any operations in 2015, compensation was not paid or accrued for Mr. Laughlin’s services in that year.

In March 2016, we acquired assets for conducting a distribution business for biological pesticides, fertilizers, and specialty biological agents that are used in agriculture. Our plan of operation for the rest of 2016 was to acquire inventory and commence product distribution, which generated some results by the end of the year. During this stage of our development the executive officers were prepared to work for the benefits they hope to receive in the future as a result of their equity ownership, and no compensation was paid or accrued.

It should be expected that in the future we will consider adopting a compensation program that is designed to attract, motivate, and retain our named executive officers, who are critical to our success, while working within our available resources.

Employee Benefit and Incentive Plans

We did not have any benefit or incentive plans for our executive officers during 2016.

Director Compensation

No compensation was paid or accrued for our directors during the years ended December 31, 2016 and 2015.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 15, 2017, the Company had 20,856,223 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock as of the Record Date by each person who is known to the Company as the beneficial holder of 5% of any class of the Company’s common stock, each person who serves as a director or an executive officer of the Company, and the number of shares beneficially owned by all of the Company’s directors and named executive officers as a group:

5% Beneficial Owners (excluding officers and directors)	Number of Shares Beneficially Owned (1)	Percent of Class (1)

David D. Selakovic 636 U.S. Highway 1, Ste. 110 North Palm Beach, FL 33408	15,661,000	75.09

Directors and Officers

David D. Selakovic	15,661,000	75.09
Craig S. Laughlin	500,000	2.40

All directors and named executive officers as a group (2 persons)	16,161,000	77.49

(1)         The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (a) any shares as to which the person has sole or shared voting power or investment power, and (b) any shares that the individual has the right to acquire within 60 days after the Record Date through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock. All percentage calculations are based on 20,856,223 shares of common stock issued and outstanding.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2016, we closed the sale of 12,011,000 shares of common stock to David D. Selakovic at a total purchase price of $303,100, paid in cash. Concurrently, Mr. Selakovic was appointed a director, and to the positions of Chairman of the Board, Chief Executive Officer, and Chief Financial Officer. Craig S. Laughlin, the former Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer, remained a director and serves as our President and Secretary. In connection with the foregoing investment and changes in management, Mr. Selakovic assigned to us certain assets consisting of (a) the exclusive right to distribute in the Western Hemisphere natural agrochemicals marketed under the name “Vegalab” and manufactured by ECOWIN Co., Ltd., a Korean company (“ECOWIN”), (b) certain governmental permits for the sale of ECOWIN agrochemicals, and (c) the trademark “Vegalab.” As a result of the foregoing transactions we acquired distribution rights to the Vegalab products, permits related to those products, a trademark, and cash to commence the business of selling Vegalab products.

Mr. Selakovic is the founder and owner of Vegalab S.A., a Swiss company (“VSA”). As a distributor of the Vegalab product line we purchase all of our product through VSA. During the year ended December 31, 2016, purchases from VSA totaled $3,506,789, and at December 31, 2016, outstanding accounts payable to VSA were $1,727,857.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by to the Company by GBH CPAs, PC (“GBH”) for each of the last two fiscal years for professional fees are as follows:

	2016	2015
Audit fees	$14,820	$9,000
Audit related fees	-	-
Total audit and related fees	14,820	9,000

Other consulting fees	-	-
Tax fees	-	-
Total fees	$14,820	$9,000

Audit Fees and audit related fees are amounts billed for professional services that GBH provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-Q, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

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

The Board reviewed the audited financial statements of HPC as of and for the years ended December 31, 2016 and 2015, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of HPC’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved HPC’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2016, for filing with the SEC.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document

3.1	Articles of Incorporation of HPC Acquisitions, Inc. (1)

3.2	Bylaws (1)

10.1	Note Payable to Craig Laughlin (1)

10.3	Securities Purchase Agreement between HPC Acquisitions, Inc., and David Selakovic, dated March 8, 2016 (2)

10.3	General Assignment and Bill of Sale from David Selakovic to HPC Acquisitions, Inc., dated March 8, 2016 (2)

10.4	Distribution Agreement dated October 19, 2012, as assigned to HPC Acquisitions for the Western Hemisphere on March 8, 2016 (3)

21.1	List of Subsidiaries (3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

(1)         These exhibits are incorporated herein by this reference to our registration statement on Form 10-SB, filed with the Securities and Exchange Commission on May 20, 2008.

(2)         These exhibits are incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2016.

(3)         These exhibits are incorporated herein by this reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 29, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HPC ACQUISITIONS, INC.

Date: July 21, 2017	By	/s/ David D. Selakovic
David D. Selakovic, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Date: July 21, 2017	/s/ David D. Selakovic
David D. Selakovic, Director

Date: July 21, 2017	/s/ Craig S. Laughlin
Craig S. Laughlin, Director

INDEX TO FINANCIAL STATEMENTS

HPC Acquisitions, Inc.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

HPC Acquisitions, Inc.
Plymouth, MN

We have audited the accompanying balance sheets of HPC Acquisitions, Inc. as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. HPC Acquisitions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HPC Acquisitions, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that HPC Acquisitions, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, HPC Acquisitions, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
July 21, 2017

HPC Acquisitions, Inc.

Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$151	$78,278
Accounts receivable	671,279	-
Inventory	1,889,423	-
Prepaid expenses	20,540	1,250
Total Current Assets	2,581,393	79,528

Deposit	14,500	-

Total assets	$2,595,893	$79,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable – trade	$67,563	$2,653
Accounts payable – related party	1,727,857	-
Accrued income taxes	17,036	-
Accrued interest payable to investors	-	7,742
Accrued interest payable – related party	2,474	24,427
Notes payable to investors	-	122,300
Notes payable – related party	175,000	87,352

Total Liabilities	1,989,930	244,474

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock – $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock – $0.001 par value, 50,000,000 shares authorized, 20,140,000 and 6,989,000 shares issued and outstanding, respectively	20,140	6,989
Additional paid-in capital	1,377,499	503,380
Accumulated deficit	(791,676)	(675,315)

Total Stockholders’ Equity (Deficit)	605,963	(164,946)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,595,893	$79,528

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Operations

For the Years Ended December 31, 2016 and 2015

	Year Ended December 31, 2016	Year Ended December 31, 2016

Revenues	$2,115,421	$-

Cost of Goods Sold	1,617,366	-

Gross Profit	498,055	-

General and administrative expenses	593,334	37,611

Total operating expenses	593,334	37,611

Loss from operations	(95,279)	(37,611)

Other expense
Interest expense to investors	215	8,520
Interest expense to controlling stockholder	3,831	5,140

Total other expense	4,046	13,660

Provision for income taxes	17,036	-

Net loss	$(116,361)	$(51,271)

Loss per weighted-average shares of common stock outstanding, computed on net loss - basic and fully diluted	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding - basic and fully diluted	17,669,571	6,989,000

The accompanying notes are an integral part of these financial statements.

HPC ACQUISITIONS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2016 and 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	6,989,000	$6,989	$403,380	$(624,044)	$(213,675)

Deposit received on common stock to be issued	-	-	100,000	-	100,000
Net loss	-	-	-	(51,271)	(51,271)

Balance at December 31, 2015	6,989,000	6,989	503,380	(675,315)	(164,946)

Common stock issued for consulting services	140,000	140	184,030	-	184,170

Sale of common stock for cash proceeds	13,011,000	13,011	690,089	-	703,100

Net loss	-	-	-	(116,361)	(116,361)

Balance at December 31, 2016	20,140,000	$20,140	$1,377,499	$(791,676)	$605,963

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	For the Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(116,361)	$(51,271)
Adjustments to reconcile net loss to net cash provided by operating activities
Common stock issued for consulting services	184,170	-

(Increase) Decrease in
Accounts receivable	(671,279)	1,500
Inventory	(1,889,423)	-
Prepaid expenses	(33,790)	(1,250)
Increase (Decrease) in
Accounts payable – trade	64,811	(2,752)
Accounts payable – related party	1,727,857	-
Accrued income taxes	17,036	-
Accrued interest payable to investors	(7,643)	(10,597)
Accrued interest payable to controlling stockholder	(21,953)	5,139

Net cash used in operating activities	(746,575)	(59,231)

Cash flows from financing activities
Cash paid on notes payable to investors	(122,300)	-
Cash received from issuance of note payable – related party	175,000	-
Cash received (paid) on notes payable to controlling stockholder, net	(87,352)	3,179
Proceeds from sale of common stock	703,100	100,000

Net cash provided by financing activities	668,448	103,179

Increase (decrease) in cash	(78,127)	43,948

Cash at beginning of year	78,278	34,330

Cash at end of year	$151	$78,278

Supplemental disclosure of interest and income taxes paid
Interest paid for the year	$34,288	$1,000
Income taxes paid for the year	$-	$-

The accompanying notes are an integral part of these financial statements.

HPC Acquisitions, Inc.

Notes to Financial Statements

December 31, 2016 and December 31, 2015

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

Note C - Going Concern Uncertainty

The Company’s business plan is to distribute, in the Western Hemisphere, certain natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. However, there is no assurance that the Company will be able to successfully penetrate its targeted market or implement its business plan.

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the twelve months following the issuance date of these financial statements.

Note D - Summary of Significant Accounting Policies

1.	Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Concentrations of Credit Risk

Sales to two customer comprised 66% and 25% of the Company’s total revenues. Two customers accounted for 75% and 19% of accounts receivable for the year ended December 31, 2016. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s good, there are a number of alternative customers at comparable prices.

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

The Company ships all product on an FOB-Plant, “as-is” basis. Accordingly, revenue is recognized by the Company at the point at which an order is shipped at a fixed price, collection is reasonably assured and the Company has no remaining performance obligations related to the sale. The Company sells all products with “no right of return” by the purchaser for any factor other than defects in the products’ development.

6.	Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s). With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years ending before December 31, 2013.

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2016 and December 31, 2015, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary and permanent differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

7.	Income (Loss) per Share

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

As of December 31, 2016 and 2015, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

8.	Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern . The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016- provides guidance regarding the classification of certain items within the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted.  We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

On November 17, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017. We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

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

Note F - Related Party Transactions

The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, the Company’s controlling shareholder. All products are sold to the Company at VSA's cost for the products from the manufacturer. During the year ended December 31, 2016, the Company incurred approximately $3,506,789 for product purchases for resale from Vegalab S. A.

As of December 31, 2016 and December 31, 2015 the Company had outstanding accounts payable – related party of $1,727,857 and $0, respectively.

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

	December 31,	December 31,
	2016	2015

Outstanding principal	$-	$122,300
Accrued interest payable	-	2,215

Total obligation outstanding	$-	$124,515

Note H - Note Payable to Investor

The Company and its former controlling stockholder, Craig Laughlin, agreed, in previous periods, that additional funds would be necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Laughlin agreed to lend the Company up to $50,000 with a original maturity period not to exceed three (3) years from the initial funding date at an interest rate of 6.0% per annum. The maturity date was subsequently extended to September 2010 and, post-maturity, became due upon demand. During the year ended December 31, 2016, the Company paid this note and all accrued interest in full.

On August 24, 2016, the Company’s new controlling stockholder, David Selakovic, agreed to lend the Company up to $300,000 at a rate of 4% per annum. As of December 31, 2016, Mr. Selakovic loaned the Company a total of $175,000, due on 60 days demand. The Company recorded accrued interest of $2,474 as of December 31, 2016, related to this note payable.

NOTE I - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2016 and 2015, respectively, are as follows:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Federal:
Current	$17,036	$-
Deferred	-	-
	17,036	-
State:
Current	-	-
Deferred	-	-
	-	-
Total	$17,036	$-

As of December 31, 2016, the Company has an aggregate net operating loss carryforward of approximately $675,000 to offset future taxable income which are subject to limitations for federal tax purposes. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2016 and 2015, respectively, differed from the statutory federal rate of 34% as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Statutory rate applied to income before income taxes	$27,419	$(17,400)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in valuation allowance	-	17,400
Utilization of net operating loss carryforward	(181)	-
Other	(10,202)	-

Income Tax Expense (Benefit)	$17,036	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2016 and 2015, respectively:

	December 31,	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforward	$-	$91,000
Other	-	-
Total deferred tax assets	-	91,000
Less valuation allowance	-	(91,000)
Total deferred tax asset, net of valuation allowance
Inventories	-	-
Other	(17,036)	-
Net Deferred Tax Asset (Liability)	$(17,036)	$-

Note J - Common Stock Transactions

On March 8, 2016, the Company completed its issuance of 12,011,000 shares of its common stock to David Selakovic for total cash proceeds of $303,100 of which the Company received $100,000 in the fourth quarter of 2015 and the remaining balance during the year ended December 31, 2016.

In May 2016, the Company completed a private offering of 1,000,000 shares of common stock for total cash proceeds of $500,000.

On November 15, 2016, the Company issued 140,000 shares of common stock valued at $184,170 valued ($1.32 per share based on the grant date fair value) for consulting services.

Note K – Commitment and Contingencies

On July 20, 2016, the Company entered into a lease agreement for warehouses located at 2542 Business Parkway Suite 1 and 2, Minden, Nevada. The facility is 24,276 square feet with a lease term of 36 months at a current cost of $14,554 per month. The Company was also required to make a security deposit of $14,500 included in other assets on the balance sheet as of December 31. 2016. During the year ended December 31, 2016 the Company incurred rent expense of $46,645.

Future minimum lease payments

2017	$167,504
2018	167,504
2019	125,628
$460,636

Note K – Subsequent Events

Subsequent to December 31, 2016, the Company sold 716,223 shares of its common stock for total cash proceeds of $644,600.

ANNEX I

GOVERNMENT REGISTRATIONS

US EPA REGISTERED PRODUCTS

(By Product with List of State Registrations)

FERTILIZERS

Product	State Registrations	Product	State Registrations

Armour Boost	FL, NC, OR, TX, WA	Magnesium Boost	CA, FL, OR, TX, WA

Balance Boost	CA, FL, TX	Micro Boost	CA, FL, OR, TX, WA

Brix Boost	CA, FL, OR, TX, WA	Nitrogen Pro	CA, FL, OR, TX, WA

Calcium Boost 17	CA, FL, OR, TX, WA	NPK Pro	CA, FL, OR, TX, WA

Calcium Boost 23	CA, FL, OR, TX, WA	Phosphorus Pro	FL, TX

Cellular Boost	FL, TX	Pollen Boost	CA, FL, OR, TX, WA

Color Boost	CA, FL, OR, TX, WA	Potassium Pro	CA, FL, OR, TX, WA

Copper Boost	CA, FL, OR, TX, WA	Rigid Boost	FL, TX, VA, WA

Fertile Boost	CA, FL, OR, TX, WA	Root Boost	CA, FL, OR, TX, WA

Fruit Boost	CA, FL, OR, TX, WA	Temperature Boost	FL, TX, VA, WA

Grow Boost	FL, TX	Vega Pro	CA, FL, OR, TX, WA

Harvest Pro	CA, FL, OR, TX, WA	Vita Boost	CA, FL, OR, TX, WA

Kelp Boost	FL, TX, WI	Vivid Boost	CA, FL, OR, TX, WA

PESTICIDES

Product	State Registrations	Product	State Registrations

BioMantle Control	CA, FL, GA, HI, IL, MA, MN, MO, NJ, NY, TN, TX	Larva Control	CA, FL, GA, HI, IL, MA, MN, MO, NJ, NY, TN, TX

Mildew Control	CA, CO, FL, GA, HI, IL, KY, MA, MN, MO, NJ, NY, TN, TX, WA	Nematode Control	All US states except for PA

Spider Mite Control	CA, CO, FL, GA, HI, IL, KY, MA, MN, MO, NJ, NY, TN, TX, WA	Spore Control	CA, CO, FL, GA, HI, IL, MA, MN, MO, NC, NJ, NY, TN, TX, WA

BIOLOGICAL AGENTS

Product	State Registrations	Product	State Registrations

Larva BioControl	All States	Mosquito BioControl	All States

SOIL INOCULANTS

Product	State Registrations

Myco BioBoost	AZ, FL, GA, KY, OR, TX, WI

LATIN AMERICA REGISTERED PRODUCTS

(By Product with List of Country Registrations)

FERTILIZERS

Product	State Registrations	Product	State Registrations

Armour Boost	Costa Rica, Panama	Kelp Boost	Costa Rica, Panama

Brix Boost	Costa Rica	NPK Pro	Costa Rica

Cellular Boost	Costa Rica	Pollen Boost	Costa Rica

Color Boost	Costa Rica	Sun Boost	Costa Rica, Panama

Copper Boost	Costa Rica	Temperature Boost	Costa Rica

Fertile Boost	Costa Rica	Vita Boost	Costa Rica

PESTICIDES

Product	State Registrations	Product	State Registrations

Slug Control	Costa Rica	Larva Control	Costa Rica

Nematode Control	Costa Rica

BIOLOGICAL AGENTS

Product	State Registrations

Blight BioControl	Costa Rica, Panama

SOIL INOCULANTS

Product	State Registrations

Myco BioBoost	Panama