Form 10-Q
period 2017-03-31
HPC Acquisitions, Inc.
filed 2017-07-21
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-53248

HPC ACQUISITIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	68-0635204
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

636 U.S. Highway 1, Ste. 110, North Palm Beach, FL	33408
Address of Principal Executive Offices	Zip Code

(800) 208-1680
Registrant’s Telephone Number, Including Area Code

N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At July 21, 2017, 20,856,223 shares of common stock, par value $0.001.

HPC Acquisitions, Inc.

Form 10-Q for the Quarter Ended March 31, 2017

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$39,136	$151
Accounts receivable	732,187	671,279
Inventory	1,964,746	1,889,423
Prepaid expenses	26,807	20,540
Total Current Assets	2,762,876	2,581,393

Deposit	14,500	14,500
Total Assets	$2,777,376	$2,595,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable – trade	$105,442	$67,563
Accounts payable – related party	1,912,614	1,727,857
Accrued income taxes	-	17,036
Accrued interest payable – related party	4,149	2,474
Notes payable related party	143,756	175,000

Total Liabilities	2,165,961	1,989,930

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock – $0.001 par value, 50,000,000 shares authorized, 20,396,222 and 20,140,000 shares issued and outstanding, respectively	20,396	20,140
Additional paid-in capital	1,607,843	1,377,499
Accumulated deficit	(1,016,824)	(791,676)

Total Stockholders’ Equity	611,415	605,963

Total Liabilities and Stockholders’ Equity	$2,777,376	$2,595,893

The accompanying notes are an integral part of these unaudited financial statements.

HPC Acquisitions, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenues	$208,816	$-

Cost of goods sold	189,451	-

Gross profit	19,365	-

Operating expenses
General and administrative expenses	259,235	47,491

Total operating expenses	259,235	47,491

Loss from operations	(239,870)	(47,491)

Other expense
Interest expense	2,314	1,201

Loss before income tax benefit	(242,184)	(48,692)

Income tax benefit	17,036	-

Net loss	$(225,148)	$(48,692)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding - basic and diluted	20,183,284	10,156,736

The accompanying notes are an integral part of these unaudited financial statements.

HPC Acquisitions, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(225,148)	$(48,692)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) Decrease in
Accounts receivable	(60,908)	-
Inventory	(75,323)	(704,000)
Prepaid expenses	(6,267)	(11,625)
Increase (Decrease) in
Accounts payable – trade	37,879	30,408
Accounts payable – related party	184,757	404,000
Accrued income taxes	(17,036)	-
Accrued interest payable to investors	-	(7,742)
Accrued interest payable to controlling stockholder	1,675	(24,427)

Net cash used in operating activities	(160,371)	(362,078)

Cash flows from financing activities
Cash paid on notes payable to controlling stockholder, net	(31,244)	(87,352)
Cash paid on notes payable to investor, net	-	(122,300)
Proceeds from stock subscriptions	-	380,000
Proceeds from sale of common stock	230,600	203,100
Net cash provided by financing activities	199,356	373,448
	.
Increase in cash	38,985	11,370

Cash at beginning of period	151	78,278

Cash at end of period	$39,136	$89,648

Supplemental disclosure of interest and income taxes paid
Interest paid	$1,675	$33,370
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

HPC Acquisitions, Inc.

Notes to Financial Statements

March 31, 2017

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U.S. Securities and Exchange Commission’s instructions for Form 10-Q, should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form10-K for the year ended December 31, 2016, and are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2016.

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

Sales to two customer comprised 60% and 28% of the Company’s total revenues. Two customers accounted for 76%, 16% and 75%, 19% of accounts receivable as of March 31, 2017 and December 31, 2016, respectively. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s good, there are a number of alternative customers at comparable prices.

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

As of March 31, 2017 and 2016, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

7.	Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issuance date of the financial statements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016 - provides guidance regarding the classification of certain items within the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted.  The Company does not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

On November 17, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU No. 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017. The Company does not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

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

Note F - Related Party Transactions

The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, the Company’s controlling shareholder. All products are sold to the Company at VSA's cost for the products from the manufacturer. During the three months ended March 31, 2017, the Company incurred approximately $244,000 for product purchases for resale from Vegalab S. A.

As of March 31, 2017 and December 31, 2016, the Company had outstanding accounts payable – related party of $1,912,614 and $1,727,857, respectively.

Note G - Note Payable to Investor

On August 24, 2016, the Company’s new controlling stockholder, David Selakovic, agreed to lend the Company up to $300,000 at a rate of 4% per annum. As of December 31, 2016, Mr. Selakovic loaned the Company a total of $175,000, due on 60 days demand. During the three months ended March 31, 2017, the Company repaid $31,244. The Company recorded accrued interest of $4,149 and $2,474 as of March 31, 2017 and December 31, 2016, respectively, related to this note payable.

Note H - Common Stock Transactions

During the three months ended March 31, 2017, the Company sold a total of 256,222 shares of common stock for total cash proceeds of $230,600.

Note I – Commitment and Contingencies

On July 20, 2016, the Company entered into a lease agreement for warehouses located at 2542 Business Parkway Suite 1 and 2, Minden, Nevada. The facility is 24,276 square feet with a lease term of 36 months at a current cost of $14,554 per month. The Company was also required to make a security deposit of $14,500. During the three months ended March 31, 2017, the Company incurred rent expense of $49,830.

Future minimum obligations on the lease are:

For the twelve months ending March 31,
2018	$167,504
2019	167,504
2020	83,752
$418,760

Note J – Subsequent Events

Subsequent to March 31, 2017, the Company sold 460,001 shares of its common stock for total cash proceeds of $414,000.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2016 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K, filed separately with the Securities and Exchange Commission.

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of products offered to customers, legal and regulatory initiatives affecting our products, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in our 2016 Annual Report on Form 10-K and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

HPC Acquisitions, Inc., DBA Vegalab US (the “Company”, “we”, “our”, or “us”) is the exclusive North and South America distributor of Vegalab products supplied by Vegalab SA, Switzerland (“VSA”). Vegalab products consist of biological pesticides, fertilizers, and specialty biological agents that are highly effective against targeted organisms, non-toxic to beneficial organisms, and safe for the environment. The Company holds registrations for its products in a number of US states, Costa Rica, and Panama, and is pursuing additional registrations domestically and in Canada, Mexico, and Central/ South America.

Results of Operations

The Company began its distribution business in the second calendar quarter of 2016, so it was not engaged in active business operations in the first quarter of 2016. This change in operations accounts for the changes in results of operations for the Company in the first quarter of 2017 compared to the first quarter of 2016.

During the three-month period ended March 31, 2017, the Company recognized revenues of $208,816 from the sale of Vegalab products, compared to $0 for the three-month period ended March 31, 2016. Cost of goods sold were $189,451 for the three-month period ended March 31, 2017, compared to $0 for the same period in 2016.

Total operating expenses for the three-month period ended March 31, 2017, were $259,235 compared to $47,491 for the three-month period ended March 31, 2016. For the three-month period ended March 31, 2017, loss from operations was $239,870 compared to $47,491 for the same period in 2016.

After income taxes benefit, net loss for the three-month period ended March 31, 2017, was $225,481, and the net loss for the same period in 2016 was $48,692. Net loss per share for the first three months of 2017 and 2016 on a fully diluted basis, respectively, basis was $0.01 and $0.00.

Liquidity and Capital Resources

At March 31, 2017 and December 31, 2016, the Company had a working capital surplus of approximately $596,915 and $591,463, respectively.

At the present time, our sole source of supply is VSA. At March 31, 2017, we held inventory at a cost of $1,964,746, and outstanding accounts payable to VSA in the amount of $1,912,614. Our payment terms on the account payable are “payable upon sale to consumer”.

Between December 31, 2016 and June 21, 2017, the Company sold 716,223 shares of its common stock to four subscribers for cash of $644,600.

We believe our current funding is sufficient to meet our needs described above over the next 9 to 12 months. Nevertheless, our goal is to increase product sales as quickly as we can within the constraints of our managerial and financial resources. If sales opportunities exceed our expectations, we will need additional debt or equity financing to seize these opportunities and there is no assurance financing will be available or available at terms we would find acceptable. If we are unable to raise additional capital at a level adequate to support our sales opportunities, we would need to curtail marketing efforts, which would adversely affect growth and results of operations and could prevent us from succeeding in implementing our new operating business. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the 12 months following the issuance date of these financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note D to our unaudited financial statements appearing elsewhere in this report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not required of a smaller reporting company.

Item 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to certain weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, which we view as an integral part of our disclosure controls and procedures.

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2017, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On or about March 17, 2017, the Company commenced a limited offering of up to 3,333,334 shares of restricted common stock at a price of $0.90 per share. The common stock offered has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United Stated absent registration or an applicable exemption from registration under the Securities Act. The shares are offered and sold in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D adopted thereunder. Shares will only be sold to persons the Company reasonably believes are “accredited investors” as that term is defined in Rule 501 of Regulation D. During the quarter ended March 31, 2017, 256,222 shares were sold in the offering to two accredited investors at a total purchase price of $230,600. Since March 31, 2017, an additional 460,001 shares of its common stock were sold to four accredited investors at a total purchase price of $414,000.

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

HPC Acquisitions, Inc.

Dated: July 21, 2017	By:	/s/ David D. Selakovic
David D. Selakovic, Chief Executive Officer and
Chief Financial Officer

