Form 10-Q
period 2017-06-30
HPC Acquisitions, Inc.
filed 2017-08-21
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At August 21, 2017, 20,856,224 shares of common stock, par value $0.001.

HPC Acquisitions, Inc.

Form 10-Q for the Quarter Ended June 30, 2017

Part I - Financial Information

Item 1 - Financial Statements

HPC Acquisitions, Inc.
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$126,420	$151
Accounts receivable	737,034	671,279
Inventory	1,901,925	1,889,423
Prepaid expenses	22,570	20,540
Total Current Assets	2,787,949	2,581,393

Property, plant and equipment, net of accumulated depreciation	18,290	-
Security deposits	14,500	14,500
Total assets	$2,820,739	$2,595,893
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable – trade	$62,895	$67,563
Accounts payable – related party	1,969,614	1,727,857
Accrued income taxes	-	17,036
Accrued interest payable - related party	5,205	2,474
Current portion of long term loan payable	2,872	-
Notes payable - related party	2,944	175,000
Total Current Liabilities	2,043,530	1,989,930
Loan payable - long term	5,638	-
Total Liabilities	2,049,168	1,989,930

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock – $0.001 par value, 50,000,000 shares authorized, 20,856,224 and 20,140,000 shares issued and outstanding, respectively	20,856	20,140
Additional paid-in capital	2,021,383	1,377,499
Accumulated deficit	(1,270,668)	(791,676)

Total Stockholders’ Equity	771,571	605,963

Total Liabilities and Stockholders’ Equity	$2,820,739	$2,595,893

The accompanying notes are an integral part of these unaudited financial statements.

HPC Acquisitions, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues	$166,682	$1,433,075	$375,498	$1,433,075

Cost of goods sold	120,979	1,052,179	310,430	1,052,179

Gross profit	45,703	380,896	65,068	380,896

Operating expenses

General and administrative expenses	298,148	123,028	557,383	170,519

Total operating expenses	298,148	123,028	557,383	170,519

Income (loss) from operations	(252,445)	257,868	(492,315)	210,377

Other income (expense)
Interest expense	1,399	-	(3,713)	(1,201)
Income (loss) before provision for income taxes	(253,844)	257,868	(496,028)	209,176

Provision (benefit) for income taxes	-	64,800	(17,036)	64,800

Net income (loss)	$(253,844)	$193,068	$(478,992)	$144,376

Net income (loss) per common share - basic and diluted	$(0.01)	$0.02	$(0.02)	$0.01

Weighted average common shares outstanding - basic and diluted	20,652,218	9,968,901	20,419,046	15,277,379

The accompanying notes are an integral part of these unaudited financial statements.

HPC Acquisitions, Inc.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(478,992)	$144,376
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	866	-
(Increase) Decrease in
Accounts receivable	(65,755)	(746,050)
Inventory	(12,502)	(688,000)
Prepaid expenses	(2,030)	(3,750)
Increase (Decrease) in
Accounts payable – trade	(4,668)	(989)
Accounts payable – related party	241,757	736,228
Accrued income taxes	(17,036)	64,800
Accrued interest payable to investors	-	(7,742)
Accrued interest payable to controlling stockholder	2,731	(24,427)
Net cash used in operating activities	(335,629)	(525,554)
Cash flows from investing activities
Purchase of property, plant and equipment	(10,395)	-
Net cash used in investing activities	(10,395)	-
Cash flows from financing activities
Cash received (paid) on notes payable to investors, net	(251)	(122,300)
Cash received (paid) on notes payable to controlling stockholder, net	(172,056)	(87,352)
Proceeds from sale of common stock	644,600	703,100
Net cash provided by financing activities	472,293	493,448
Increase (decrease) in cash	126,269	(32,106)
Cash at beginning of period	151	78,278
Cash at end of period	$126,420	$46,172

Supplemental disclosure of cash flow information:
Interest paid	$-	$34,288
Income taxes paid	$-	$-

Non-cash financing transaction
Issuance of note payable for property, plant and equipment	$8,761	$-

The accompanying notes are an integral part of these unaudited financial statements.

HPC Acquisitions, Inc.

Notes to Financial Statements

June 30, 2017

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

On March 8, 2016, the Company sold 12,011,000 shares of its common stock to David Selakovic for a total cash purchase price of $303,100. This transaction effected a change in management and control of the Company. Mr. Selakovic assigned to the Company certain assets consisting of the exclusive right to distribute in the Western Hemisphere natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, certain state permits for the sale of ECOWIN agrochemicals, and the trademark “Vegalab” (the “DS Assets”). Our new plan of operation is to commence the business of selling ECOWIN products under the brand name “Vegalab”.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U.S. Securities and Exchange Commission’s instructions for Form 10-Q, should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form10-K for the year ended December 31, 2016, and are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2017.

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

Sales to two customers comprised 60% and 28% of the Company’s total revenues. Two customers accounted for 92% and 94% of accounts receivable as of June 30, 2017 and December 31, 2016, respectively. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s good, there are a number of alternative customers at comparable prices.

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

Inventory consists of finished goods related to the sale of certain natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. Inventory is valued at the lower of cost or market using the first-in, first-out method. A change in income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted. At June 30, 2017 and December 31, 2016, there was no reserve for excess or obsolete inventory.

5.	Property, plant and equipment

Property plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five years for all categories.

Automobile, computer equipment, and leasehold improvements consisted of the following:

June 30, 2017

Automobile	$14,261
Equipment	4,895
Total	19,156
Accumulated depreciation	(866)
Balance	$18,290

Depreciation expense for three and six months ended June 30, 2017 was $866.

6.	Revenue Recognition

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

As of June 30, 2017 and 2016, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

8.	Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company adopted this standard for the year ending December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard as of December 31, 2016. The adoption of this standard had no effect on our results of operation, cash flows, other than presentation, or financial condition.

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

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

Note F - Related Party Transactions

The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, the Company’s controlling shareholder. All products are sold to the Company at VSA's cost for the products from the manufacturer. During the six months ended June 30, 2017, the Company incurred $301,200 for product purchases for resale from Vegalab S. A.

As of June 30, 2017 and December 31, 2016, the Company had outstanding accounts payable – related party of $1,912,614 and $1,727,857, respectively, for purchases of inventory.

Note G - Note Payable to Investor

On August 24, 2016, the Company’s new controlling stockholder, David Selakovic, agreed to loan the Company up to $300,000 at a rate of 4% per annum. As of December 31, 2016, Mr. Selakovic loaned the Company a total of $175,000, due on 60 days demand. During the six months ended June 30, 2017, the Company repaid $172,056. The Company recorded accrued interest of $5,205 and $2,474 as of June 30, 2017 and December 31, 2016, respectively, related to this note payable.

Note H - Common Stock Transactions

During the six months ended June 30, 2017, the Company sold a total of 716,224 shares of common stock for total cash proceeds of $644,600.

Note I – Commitment and Contingencies

On July 20, 2016, the Company entered into a lease agreement for warehouses located at 2542 Business Parkway Suite 1 and 2, Minden, Nevada. The facility is 24,276 square feet with a lease term of 36 months at a current cost of $14,554 per month. The Company was also required to make a security deposit of $14,500. During the six months ended June 30, 2017, the Company incurred rent expense of $109,345.

Future minimum obligations on the lease are:

2017	$83,752
2018	167,504
2019	125,628
$376,884

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

General

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

Results of Operations

The Company began its distribution business in the second calendar quarter of 2016. Customer prospects with a strong commitment to eco-friendly agriculture that had shown an interest in the Company’s products placed large orders in the second quarter of 2016 to establish inventory for resale, which led to a large sales volume and revenues for the three-month period ended June 30, 2016, of $1,433,075. Revenues for the same period in 2017 were $166,682, which we believe represents purchases by customers to replace inventory sold to end users. Cost of goods sold were $120,979 for the three-month period ended June 30, 2017, compared to $1,052,179 for the same period in 2016, and this change is attributable to the same circumstances that caused the change in revenues. Revenues for the six months ended June 30, 2017, were $375,498, compared to $1,433,075 for the same period in 2016. Cost of goods sold were $310,430 for the three-month period ended June 30, 2017, compared to $1,052,179 for the same period in 2016.

Total operating expenses for the three-month period ended June 30, 2017, were $298,148 compared to $123,028 for the three-month period ended June 30, 2016. Total operating expenses for the six-month period ended June 30, 2017, were $557,383 compared to $170,519 for the six-month period ended June 30, 2016. The increase was due to additional professional fees, consulting expenses and rent incurred for the three and six months ended June 30, 2017.

For the three-month period ended June 30, 2017, loss from operations was $252,445 compared to income from operations in the amount of $257,868 for the same period in 2016. For the six-month period ended June 30, 2017, loss from operations was $492,315 compared to income from operations in the amount of $210,377 for the same period in 2016.

After interest and provision (benefit) for income taxes, net loss for the three-month and six-month periods ended June 30, 2017, were $253,844 and $478,992, respectively. Net income for the three-month and six-month periods ended June 30, 2016, were $193,068, and $144,376, respectively.

Net loss per common share on a fully diluted basis for the three-month and six-month periods ended June 30, 2017, were $0.01 and $0.02, respectively. Net income per common share on a fully diluted basis for the three-month and six-month periods ended June 30, 2016, were $0.02, and $0.01, respectively.

Liquidity and Capital Resources

At June 30, 2017 and December 31, 2016, the Company had a working capital surplus of approximately $744,419 and $591,463, respectively.

At the present time, our sole source of supply is VSA. At June 30, 2017, we held inventory at a cost of $1,901,925, and outstanding accounts payable to VSA in the amount of $1,969,614. Our payment terms on the account payable are “payable upon sale to consumer”.

Between December 31, 2016 and June 30, 2017, the Company sold 716,224 shares of its common stock to six subscribers for cash of $644,600.

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

There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2017, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On or about March 17, 2017, the Company commenced a limited offering of up to 3,333,334 shares of restricted common stock at a price of $0.90 per share. The common stock offered has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United Stated absent registration or an applicable exemption from registration under the Securities Act. The shares are offered and sold in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D adopted thereunder. Shares will only be sold to persons the Company reasonably believes are “accredited investors” as that term is defined in Rule 501 of Regulation D. During the quarter ended June 30, 2017, 460,002 shares of the Company’s common stock were sold to four accredited investors at a total purchase price of $414,000, and during the six-month period then ended 716,224 shares were sold to six accredited investors at a total purchase price of $644,600.

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

HPC Acquisitions, Inc.

Dated: August 21, 2017	By:	/s/ David D. Selakovic
David D. Selakovic, Chief Executive Officer and
Chief Financial Officer

