Form 10-Q
period 2017-09-30
Vegalab, Inc.
filed 2017-11-17
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-53248

VEGALAB, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	68-0635204
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

636 U.S. Highway 1, Ste. 110, North Palm Beach, FL	33408
Address of Principal Executive Offices	Zip Code

(800) 208-1680
Registrant’s Telephone Number, Including Area Code

HPC Acquisitions, Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At November 16, 2017, 21,439,560 shares of common stock, par value $0.001.

Vegalab, Inc. (formerly HPC Acqusitions, Inc.)

Form 10-Q for the Quarter Ended September 30, 2017

Vegalab, Inc. (formerly HPC Acqusitions, Inc.)

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$130,125	$151
Accounts receivable	714,828	671,279
Inventory	1,471,668	1,889,423
Security deposit	1,809	-
Prepaid expenses	13,949	20,540
Total Current Assets	2,332,379	2,581,393

Property, plant and equipment, net of accumulated depreciation	21,138	-
Security deposits	14,500	14,500
Total assets	$2,368,017	$2,595,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable – trade	$111,404	$67,563
Accounts payable – related party	1,501,704	1,727,857
Accrued income taxes	-	17,036
Accrued interest payable - related party	4,395	2,474
Current portion of long term loan payable	2,890	-
Notes payable – related party	1,318	175,000
Total Current Liabilities	1,621,711	1,989,930
Loan payable - Long Term	4,689	-
Total Liabilities	1,626,400	1,989,930

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock – $0.001 par value, 50,000,000 shares authorized, 21,056,225 and 20,140,000 shares issued and outstanding, respectively	21,056	20,140
Additional paid-in capital	2,201,183	1,377,499
Accumulated deficit	(1,480,622)	(791,676)

Total Stockholders’ Equity	741,617	605,963

Total Liabilities and Stockholders’ Equity	$2,368,017	$2,595,893

The accompanying notes are an integral part of these unaudited financial statements.

Vegalab, Inc. (formerly HPC Acqusitions, Inc.)

Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$180,454	$154,574	$555,952	$1,587,649

Cost of goods sold	167,322	104,355	477,752	1,156,534

Gross profit	13,132	50,219	78,200	431,115

Operating expenses

General and administrative expenses	222,978	86,589	780,361	257,108

Total operating expenses	222,978	86,589	780,361	257,108

Income (loss) from operations	(209,846)	(36,370)	(702,161)	174,007

Other expense
Interest expense	(108)	(710)	(3,821)	(1,911)
Income (loss) before provision for income taxes	(209,954)	(37,080)	(705,982)	172,096

Provision (benefit) for income taxes	-	-	(17,036)	64,800

Net income (loss)	$(209,954)	$(37,080)	$(688,946)	$107,296

Net income (loss) per common share - basic and diluted	$(0.01)	$(0.00)	$(0.03)	$0.01

Weighted-average common shares outstanding - basic and diluted	20,876,513	20,000,000	20,573,211	16,863,077

The accompanying notes are an integral part of these unaudited financial statements.

Vegalab, Inc. (formerly HPC Acqusitions, Inc.)

Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income (loss) for the period	$(688,946)	$107,296
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,824	-
(Increase) decrease in
Accounts receivable	(43,549)	(169,511)
Inventory	417,755	(2,331,898)
Prepaid expenses	6,591	(16,375)
Increase (decrease) in
Accounts payable – trade	43,841	17,445
Accounts payable – related parties	(226,153)	1,838,414
Accrued income taxes	(17,036)	64,800
Accrued interest payable to controlling stockholder	1,921	(32,169)

Net cash used in operating activities	(503,752)	(521,998)

Cash flows from investing activities
Lease deposit	(1,809)	-
Purchase of property, plant and equipment	(14,201)	-
Net cash used in investing activities	(16,010)

Cash flows from financing activities
Principal payments on notes payable	(1,182)	-
Repayments on notes payable to controlling stockholder, net	(173,682)	(209,652)
Proceeds from sale of common stock	824,600	703,100

Net cash provided by financing activities	649,736	493,448
	.
Increase (decrease) in cash	129,974	(28,550)

Cash at beginning of period	151	78,278

Cash at end of period	$130,125	$49,728

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$882	$34,288
Income taxes paid for the period	$-	$-

Non-cash financing transaction
Issuance of note payable for property, plant and equipment	$8,761	$-

The accompanying notes are an integral part of these unaudited financial statements.

Vegalab, Inc. (formerly HPC Acqusitions, Inc.)

Notes to Financial Statements

September 30, 2017

(Unaudited)

Note A - Organization and Description of Business

Vegalab Inc. (formerly HPC Acqusitions, Inc.) (the “Company”) was initially formed under the laws of the State of Minnesota as Herky Packing Co. on July 17, 1968. The Company initially produced and marketed meat snack foods, principally beef jerky, smoked dried beef and snack sausages, through food brokers, distributors and wagon jobbers. Despite a 1970 restructuring, including the relocation to an approximate 12,500 square foot production facility, the Company’s efforts were unsuccessful and all operations were terminated by the end of 1970. On April 10, 1972, the Company changed its corporate name to H. P. C. Incorporated. In connection with this name change, the Company acquired Ed Stein’s Tire Center, Inc, a Minneapolis, Minnesota-based distributor of Gates tires. This acquisition was unsuccessful and reversed in 1973.

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

On November 6, 2017, the Company amended its Articles of Incorporation to change its name to Vegalab, Inc.

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

Sales to one customer comprised 84% of the Company's total revenues for the nine months ended September 30, 2017. The customer accounted for 94% of accounts receivable as of September 30, 2017. Sales to two customers comprised 28% of the Company's total revenues for the nine months ended September 30, 2016. The two customers accounted for 94% of accounts receivable as of December 31, 2016. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s good, there are a number of alternative customers at comparable prices.

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

Inventory consists of finished goods related to the sale of certain natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. Inventory is valued at the lower of cost or market using the first-in, first-out method. A change in income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted. At September 30, 2017 and December 31, 2016, there was no reserve for excess or obsolete inventory.

5.	Property, plant and equipment

Property plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five years for all categories.

Automobile, computer equipment, and leasehold improvements consisted of the following:

September 30, 2017

Automobile	$14,261
Equipment	8,701
Total	22,962
Accumulated depreciation	(1,824)
Balance	$21,138

Depreciation expense for three and nine months ended September 30, 2017 was $958 and $1,824, respectively.

6.	Revenue Recognition

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

As of September 30, 2017 and 2016, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Note F - Related Party Transactions

The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, the Company’s controlling shareholder. All products are sold to the Company at VSA's cost for the products from the manufacturer. During the nine months ended September 30, 2017, the Company incurred $384,200 for product purchases for resale from Vegalab S. A.

As of September 30, 2017 and December 31, 2016, the Company had outstanding accounts payable – related party of $1,501,704 and $1,727,857, respectively, for purchases of inventory.

During the nine months ended September 30, 2017, the Company received a credit from Vegalab S.A. of $198,510 as reimbursement for marketing costs, promotion samples, and advertising expenses incurred by the Company. This amount was recorded as a reduction of general and administrative expenses.

Note G - Note Payable to Investor

On August 24, 2016, the Company’s new controlling stockholder, David Selakovic, agreed to loan the Company up to $300,000 at a rate of 4% per annum. As of December 31, 2016, Mr. Selakovic loaned the Company a total of $175,000, due on 60 days demand. During the nine months ended September 30, 2017, the Company repaid $173,682. The Company recorded accrued interest of $4,395 and $2,474 as of September 30, 2017 and December 31, 2016, respectively, related to this note payable.

Note H - Common Stock Transactions

During the nine months ended September 30, 2017, the Company sold a total of 916,225 shares of common stock to third parties for total cash proceeds of $824,600.

Note I – Commitment and Contingencies

On July 20, 2016, the Company entered into a lease agreement for warehouses located at 2542 Business Parkway Suite 1 and 2, Minden, Nevada. The facility is 24,276 square feet with a lease term of 36 months at a current cost of $14,554 per month. The Company was also required to make a security deposit of $14,500. During the nine months ended September 30, 2017, the Company incurred rent expense of $143,555.

Future minimum obligations on the lease are:

2017	$41,876
2018	167,504
2019	125,628
$335,009

Note K – Subsequent Events

Subsequent to September 30, 2017, the Company sold 383,335 shares of its common stock for total cash proceeds of $345,000.

On October 18, 2017, the Company purchased substantially all the assets of a produce packaging business conducted under the name M&G Packing, Inc. located in Tulare County, California. The acquisition consisted of purchasing the real property and building used in the business from M & G Farms, Inc., a California corporation, and all of the equipment, inventory, customers, suppliers, contract rights, and intangible property from M&G Packing, Inc., a California corporation.

The total purchase price for the business plus closing costs is $854,452, which was paid $429,452 in cash and $425,000 in the form of a promissory note secured by the real property that bears interest at the rate of 6.0% per annum with interest only payable monthly and all principal and interest due 18 months from the close of escrow on October 24, 2017.

On November 6, 2017, the Company filed an amendment to its Articles of Incorporation with the Secretary of Nevada to change its name to "Vegalab, Inc." and approved the Company's 2017 Equity Incentive Plan and the reservation of 2,000,000 shares of common stock for the issuance thereunder. The name change and the 2017 Equity Incentive Plan were previously approved by its majority shareholders via a special meeting held on November 6, 2017.

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

General

Vegalab, Inc., formerly HPC Acquisitions, Inc. (the “Company”, “we”, “our”, or “us”) is the exclusive North and South America distributor of Vegalab products supplied by Vegalab SA, Switzerland (“VSA”). Vegalab products consist of biological pesticides, fertilizers, and specialty biological agents that are highly effective against targeted organisms, non-toxic to beneficial organisms, and safe for the environment. The Company holds registrations for its products in a number of US states, Costa Rica, and Panama, and is pursuing additional registrations domestically and in Canada, Mexico, and Central/ South America.

Recent Development

On October 18, 2017, we purchased substantially all the assets of a produce packaging business conducted under the name M&G Packing, Inc. (the “Business”) located in Tulare County, California. The acquisition consisted of purchasing the real property and building used in the Business from M & G Farms, Inc., a California corporation, and all of the equipment, inventory, customers, suppliers, contract rights, and intangible property from M&G Packing, Inc., a California corporation. The total purchase price for the business plus closing costs is $854,452, which was paid $429,452 in cash and $425,000 in the form of a promissory note secured by the real property that bears interest at the rate of 6.0% per annum with interest only payable monthly and all principal and interest due 18 months from the close of escrow on October 24, 2017.

Results of Operations

Revenues for the three months ended September 30, 2017, were $180,454 compared to $154,574 for the three months ended September 30, 2016. Cost of goods sold were $167,322 for the three-month period ended September 30, 2017, compared to $104,355 for the same period in 2016. Revenues increased by 16.7% for the three-month period in 2017 compared to 2016, but cost of goods sold increased 60.3% for the period in 2017 compared to 2016, which resulted in a decrease in gross profit for the three months ended September 30, 2017, to $13,132, compared to $50,219 for the same period in 2016.

The Company began its distribution business in the second calendar quarter of 2016. Customer prospects with a strong commitment to eco-friendly agriculture that had shown an interest in the Company’s products placed large orders in the second quarter of 2016 to establish inventory, which led to a large sales volume and revenues for the nine-month period ended September 30, 2016, of $1,587,649 compared to revenues for the same period in 2017 of $555,592. It was not expected that the initial inventory purchases by distributors in 2016 would recur in 2017, and that purchases in 2017 would be to replenish inventory. Cost of goods sold for the nine month-periods ended September 30, 2017 and 2016, were $477,752 and $1,156,534, respectively. As a result of the large sales volume in 2016 that did not recur, gross profit decreased to $78,200 for the nine months ended September 30, 2017, compared to $431,115 for the same period in 2016.

Total operating expenses for the three-month period ended September 30, 2017, were $222,978 compared to $86,589 for the three-month period ended September 30, 2016. Total operating expenses for the nine-month period ended September 30, 2017, were $780,361 compared to $257,108 for the nine-month period ended September 30, 2016. The increase was due to additional professional fees, consulting expenses and rent incurred for the three and nine months ended September 30, 2017.

For the three-month period ended September 30, 2017, loss from operations was $209,846 compared to a loss from operations of $36,370 for the same period in 2016. For the nine-month period ended September 30, 2017, loss from operations was $702,161 compared to income from operations in the amount of $174,007 for the same period in 2016.

After interest and provision (benefit) for income taxes, net loss for the three-month and nine-month periods ended September 30, 2017, were $209,954 and $688,946, respectively. Net loss for the three-month period ended September 30, 2017, was $37,080, and net income for the nine-month period ended September 30, 2016, was $107,296.

Net loss per common share on a fully diluted basis for the three-month and nine-month periods ended September 30, 2017, were $0.01 and $0.03, respectively. Net loss per common share on a fully diluted basis for the three-month ended September 30, 2016, was nil, and net income per common share on a fully diluted basis for the nine-month periods ended September 30, 2016, was $0.01.

Liquidity and Capital Resources

At September 30, 2017 and December 31, 2016, the Company had a working capital surplus of approximately $710,668 and $591,463, respectively.

At the present time, our sole source of supply is VSA. At September 30, 2017, we held inventory at a cost of $1,471,668, and outstanding accounts payable to VSA in the amount of $1,501,704. Our payment terms on the account payable are “payable upon sale to consumer”.

Between December 31, 2016 and September 30, 2017, the Company sold 916,225 shares of its common stock to nine subscribers for cash of $824,600.

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

There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2017, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On or about March 17, 2017, the Company commenced a limited offering of up to 3,333,334 shares of restricted common stock at a price of $0.90 per share. The common stock offered has not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United Stated absent registration or an applicable exemption from registration under the Securities Act. The shares are offered and sold in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D adopted thereunder. Shares will only be sold to persons the Company reasonably believes are “accredited investors” as that term is defined in Rule 501 of Regulation D. During the quarter ended September 30, 2017, 200,001 shares of the Company’s common stock were sold to two accredited investors at a total purchase price of $180,000.

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

Vegalab, Inc.

Dated: November 17, 2017	By:	/s/ David D. Selakovic
David D. Selakovic, Chief Executive Officer and
Chief Financial Officer

