Form 10-K
period 2017-12-31
Vegalab, Inc.
filed 2018-06-04
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of voting stock held by non-affiliates on June 30, 2017, based on the average bid and asked prices on that day was $6,808,075. As of May 31, 2018, the Registrant had outstanding 23,787,897 shares of common stock, par value $0.001.

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

History and Development of Vegalab, Inc.

Vegalab, Inc. (the “Company”, “we”, “our”, or “us”), was incorporated under the laws of the State of Nevada in 2006 as HPC Acquisitions, Inc. The Company operates in two segments of the food industry. One involves the manufacture and distribution of all-natural crop protection, crop health, and soil enhancement products, and the other is the operation of a citrus packing facility.

Crop Protection and Soil Enhancement Business

In March of 2016, the Company acquired from Vegalab SA, Switzerland (“VSA”), the exclusive North and South America distribution rights to a suite of products which includes biological pesticides, natural fertilizers, and specialty biological products marketed under the “Vegalab” brand. Vegalab’s crop protection products consist of natural agents that are highly effective against targeted organisms, non-toxic to beneficial organisms, and safe for the environment (the “Agronomy Business”). The Company markets its products through stocking distributors, and holds registrations for its products in a number of US states, Costa Rica, and Panama. We are actively pursuing additional registrations domestically, and in Canada, Mexico, and Latin America. The Company began distributing Vegalab products in April of 2016. For calendar year 2017, the Agronomy Business generated $361,083 in revenue compared to $2,115,421 in 2016.

Citrus Packing Business

In October of 2017, the Company acquired substantially all of the assets related to a produce packing business located in Tulare County, California (the "Packing Business"). The acquisition included approximately 11 acres of real property and 30,000 sq. ft. of buildings from M&G Farms, Inc., a California corporation, and all of the equipment, inventory, customers, suppliers, contract rights, and intangible property from M&G Packing, Inc., a California corporation that operated the Packing Business. The total purchase price for the Packing Business, including closing costs, was $854,452. The Company purchased the Business with $425,000 cash and an 18-month promissory note bearing interest at 6% per annum. The Packing Business, located in the middle of a citrus growing region near Fresno, CA, has been packing citrus (mainly oranges and lemons) for about 13 years, and is being operated as M&G Packing, LLC, a wholly owned subsidiary of the Company. For calendar year 2017, the Packing Business generated $2,130,308 in revenue.

The Company acquired the Packing Business as a part of its long term plan to grow both organically and through strategic acquisitions. With several customers of the Packing Business already using Vegalab's all natural products to maximize yields and increase the number of premium quality fruits produced in their citrus groves, we believe this acquisition will produce synergistic growth for both our Packing Business and our Agronomy Business.

Recent Development

In February of 2018, the Company acquired The Agronomy Group, LLC, a California limited liability company (“TAG”), a producer and distributor of environmentally friendly agrochemicals. TAG had been our top U.S. sales organization, so the acquisition significantly expanded the Company’s internal marketing capabilities. Furthermore, the TAG product line complemented the existing Vegalab product line, and thus increased the number of products that we have available to offer our customers. The purchase price for TAG was paid by the delivery of 600,000 shares of restricted common stock of Vegalab, and a warrant to purchase 1,600,000 shares of restricted common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years.

The Market Opportunity

The world agricultural landscape is changing rapidly, as consumers demand foods produced from plants that are sustainably grown without synthetic chemicals, and from animals that are humanely raised, fed natural diets, and grown without inputs such as antibiotics and growth hormones. According to an online report issued by Organic Authority, for example, consumer pressure has compelled 57 major food companies to commit to switching to the use of cage-free eggs. In another report, this one issued by TechSci Research, the global market for organic food is projected to grow at a compounded rate of 14% per year through 2021. We believe the number of food manufacturers looking to eliminate synthetic inputs from the food ingredients in their supply chain will continue to grow as the demand for natural food products intensifies.

In addition to increasing consumer pressure to minimize chemical residues in food, regulatory restrictions and outright bans on the use of certain chemical compounds in the food chain are driving the growing demand from large scale agricultural businesses for eco-friendly fertilizers, bio-pesticides and specialty biological agents like the Company’s. According to a report published by Research and Markets, the projected global market for bio-pesticides alone is estimated to reach $8.82 billion by the year 2022, representing a compounded annual growth rate of 17.6% from 2016.

The convergence of changing consumer preferences, increased regulation, and the commitment of food companies to reduce chemical compounds in the environment in their supply chain has created what management believes is a substantial opportunity for growth in the distribution of Vegalab products.

Our Products

Our product line in 2017 consisted of natural fertilizers, specialty biological agents, and biological pesticides, that are highly effective against targeted organisms, non-toxic to beneficial organisms, and safe for the environment.

The following products are registered in one or more jurisdictions and available for sale:

Biological Control Agents Soil Inoculants	Insecticides	Fungicides

Larva BioControl	Nematode Control	Mildew Control
Myco BioBoost	Mosquito BioControl	Spore Control
Spider Mite Control

Fertilizers

Armour Boost (0-0-6)	Copper Boost	Micro Boost (2-0-0)
Root Boost (2-0-0)	Balance Boost (0-10-5)	Fertile Boost (9-0-0)
Nitrogen Pro (22-0-0)	Color Boost (0-13-6)	Brix Boost (0-13-5)
Fruit Boost (0-0-1)	NPK Pro (10-9-8)	Vega Pro (6-5-3)
Calcium Boost 17	Grow Boost (0-0-2)	Phosphorus Pro (0-29-5)
Vita Boost (1-0-5)	Calcium Boost 23	Harvest Pro (0-13-6)
Pollen Boost (3-3-5)	Vivid Boost (0-16-7)	Cellular Boost (1-0-0)
Kelp Boost (0-0-1)	Potassium Pro (0-20-26)
Magnesium Boost (4-0-0)	Rigid Boost (1-4-4)

These products are “natural” in that the active ingredients consist primarily of oil extracts from various plant sources. The efficacy of the raw material is effectuated and enhanced through a process of micronization, nano-encapsulation, and amplification. These special processes in manufacturing improve the product efficacy to a commercial level for large agricultural enterprises. Our fertilizers have unique formulations containing organic compounds that facilitate the absorption of minerals, increase growth rates, and enhance overall crop quality. The fertilizers we offer are formulated to reduce their chemical footprint and to increase absorption into the plant. With our product formulations, the applicator is able to use smaller amounts of fertilizers, pesticides, fungicides, etc. to achieve similar crop results to those achieved using the standard synthetic products currently on the commercial market.

Distribution Agreement

The Company has the exclusive right to market and sell the Vegalab products in the Western Hemisphere. David Selakovic, a director, officer, and principal stockholder of the Company, assigned this exclusive distribution right to the Company in March 2016. Mr. Selakovic held the distribution rights under a distribution agreement dated October 19, 2012, with ECOWIN Co., Ltd., a Korean company that owns the intellectual property related to the processes for manufacturing the Vegalab products and manufactures products the Company sells. Additions, removals, and modifications of the Vegalab products may be made at the discretion of ECOWIN. ECOWIN is required to provide 90-days advance notice of the discontinuation of a product. For a new product, ECOWIN is required to provide 30-days advance notice of the addition of the new product, and during that period the Company has the right to decline the addition of the product to the distribution agreement.

VSA is a Swiss company of which David Selakovic is the sole owner, and it is the world-wide distributor of the Vegalab products we offer, subject to the exclusive rights of the Company in the Western Hemisphere. At the present time we purchase all of our products from VSA at its cost.

VSA publishes a product price list periodically, which lists the distributor price to the Company for all product ordered through VSA. Prices are FOB (Freight on Board) the factory. Pricing is subject to change at any time at the election of VSA on 30-days advance written notice to the Company. Payment is made in US Dollars by irrevocable letter of credit issued at the time of the order and payable 90 days from the date of the bill of lading.

The Company has a duty to use all reasonable commercial efforts to develop and exploit the maximum sales for the entire line of products covered by the distribution agreement. This includes the obligation to:

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

Distributing Our Products

We began distribution of our Vegalab products in April 2016, after aggressively pursuing registration of Vegalab products in jurisdictions where we believed there was an opportunity to commence sales soon after registrations were achieved. This strategy proved effective, with initial sales occurring primarily to large growers in California, and to an OEM customer for products packaged in retail consumer sized packaging. These efforts resulted in approximately $2.1 million in total product sales in 2016. Sales in 2017 slowed until the fourth quarter, due to a combination of adverse weather in California, and our customers using products carried over from purchases in mid to late 2016. During 2017 The Agronomy Group (TAG) was retained as the Company’s main sales organization for the California market, and TAG organized and supervised several successful trials during the growing season of 2017. In the fourth quarter of 2017, through TAG’s efforts, the Company began selling its products through two of the twenty-five largest agricultural retailers in the United States (according to the "CropLife Top 100" rankings), Buttonwillow Warehouse Company, Inc. ("Buttonwillow") and Mid Valley Agricultural Services, Inc. ("Mid Valley Ag").

The successful trials and product sales to customers of Buttonwillow and Mid Valley Ag attracted the attention of Stanislaus Farm Supply (“Stanislaus”), which is a member of Winfield United. Stanislaus placed its first order in the fourth quarter 2017 and proceeded to sign a distribution agreement with TAG. The agreement has an effective date of November 1, 2017, with Stanislaus committing to purchase at least $13 million annually of Vegalab products. Although total sales to Stanislaus (through TAG, our distributor at the time) only slightly exceeded $500,000 in 2017, we believe we are well positioned for a significant increase in annual sales in 2018.

We also believe there are numerous additional markets in North and Latin America where we can sell our Vegalab products, and that we are only just beginning to penetrate the large market available to us. We are focusing our efforts on jurisdictions where major distributors or government agencies have indicated they believe a strong need for our products exists. We have begun conducting product tests in some of these areas, several of which have already been completed with very positive results, and more are in the pipeline. We hope to negotiate several new distribution agreements in 2018 in these jurisdictions, and expect product sales there to be cyclical, based on growing seasons and other factors. We are currently pursuing opportunities in Guatemala, Costa Rica, Nicaragua, and Mexico.

Competition

Our Vegalab products compete with similar products produced by other agrochemical businesses, as well as with traditional agrochemicals. Many large manufacturers of synthetic agro-chemicals are entering the race to produce “earth friendly” agro-chemicals. These competitors have well established products, brands, market share, and have much greater financial and operational resources than we do. Being the new entrant in what is expected to be a multi-billion dollar industry creates significant challenges, and there is no assurance we can compete effectively on the basis of product content and performance, or on price. However, we believe our eco-friendly products have an advantage over traditional agro-chemicals because of testing and reports show that many traditional agro-chemicals, particularly synthetic pesticides and some fertilizers, degrade the environment and are potentially harmful to humans. This results in higher regulatory scrutiny and restrictions, as well as potential liability under federal and local laws. We believe the absence of these negative characteristics in our eco-friendly products make them very appealing to potential distributors and end users, and gives us an advantage we can promote when competing with traditional agro-chemicals.

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

Acquisition of the Vegalab Business

On March 8, 2016, the Company issued 12,011,000 shares of common stock to David Selakovic at a total purchase price of $303,100, paid in cash. Concurrently, Mr. Selakovic was appointed a director, and to the positions of Chairman of the Board, Chief Executive Officer, and Chief Financial Officer. Craig S. Laughlin, the former Chairman of the Board, Chief Executive Officer, President, and Chief Financial Officer, remained a director and serves as the President and Secretary of the Company. In connection with the foregoing investment and changes in management, Mr. Selakovic assigned to the Company certain assets consisting of (a) the exclusive right to distribute in the Western Hemisphere natural agrochemicals marketed under the name “Vegalab” and manufactured by ECOWIN Co., Ltd., a Korean company, (b) certain governmental permits for the sale of ECOWIN agrochemicals, and (c) the trademark “Vegalab.” As a result of the foregoing transactions the Company acquired distribution rights to the Vegalab products, permits related to those products, a trademark, and cash to commence the business of selling Vegalab products.

During the two-year period prior to the investment by Mr. Selakovic in the Company, we were classified as a “shell company” as defined in Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), seeking to acquire or develop a business opportunity.

Employees

Vegalab. had no full time employees in 2017. The executive officers, CEO David Selakovic and President and Secretary Craig Laughlin served in 2017 without direct financial compensation. Craig Laughlin received options in recognition of his contributions in 2017. Approximately ten contractors served in various roles to support the following business functions: logistics, sales, agricultural analysis and consulting, legal, accounting, and technology.

In October, 2017, Vegalab expanded its work force with the acquisition of the Packing Business. By December 31, 2017, the Packing Business engaged 40 workers through staffing companies.

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

Risks Relating to Our Business and Strategy

We are an early stage company that is developing its business, so there is no assurance we will be successful in growing our business or achieve sustainable positive results of operations.

We are an early stage company working to establish distribution and sales for our products in North and South America. This is a new venture started in April 2016. We added the Packing Business in October 2017 and the Agronomy Business in February 2018, which we believe will improve operating results in 2018. Nevertheless, we do not have a history of operations on which you can predict our future operations and prospects for success. Our ability to develop our business more quickly is hindered by our limited financial and operational resources. We are subject to all of the risks and uncertainties inherent in a development stage business any one or more of which could be an impediment to achieving our business objectives.

We expect to require additional financing in the future to meet our business requirements. Such capital raising may be costly, difficult, or not possible to obtain and, if obtained, could significantly dilute current stockholders’ equity interests.

Achieving further success in our marketing and distribution plans means we will need to be able to purchase inventory to meet demand and grow our administrative infrastructure to service our distributors and customers. Accordingly, we expect to need significant additional financing to develop and expand our business. We may seek additional funds from public and private stock offerings, business collaborations, borrowings from banks and other lenders, or other sources. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be significantly dilutive to stockholders, and debt financing, if available, may include restrictive covenants and bear high rates of interest. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we issue, such as warrants, which may adversely impact our financial results.

If we cannot raise more money when needed or are unable to use our future working capital under financial covenants contained in future debt financing agreements, we may have to reduce our capital expenditures, scale-back our business development, or reduce general and administrative expenditures. We could also be forced to stall or limit our growth, and in extreme circumstances even cease operations. Any of these eventualities would likely have a material adverse impact on our results of operations and on the value of our equity.

Our business may fail if we are not able to continue to increase sales.

Our future success will depend on our ability to significantly increase sales of our eco-friendly agro-products and operate our Packing Business. Our initial sales of products began in the second calendar quarter of 2016 and sales in 2017 slowed until the fourth quarter, due to a combination of adverse weather in California, and our customers using products carried over from purchases in mid to late 2016. Agronomy Business sales picked up at the end of 2017 due to new distribution agreements, which should improve results in 2018, but we are still in the early stages of establishing distributors and customers who will be regular purchasers of our products. There is no assurance we will continue to be successful in doing so, and the inability to grow our sales and revenue would adversely affect our results of operations and could ultimately force us to cease operations.

If we are unable to maintain and further establish successful relations with the third-party distributors that are our principal customers, or they do not focus adequate resources on selling our products or are unsuccessful in selling them to end users, sales of our products will be adversely affected.

A significant part of our strategy is to engage independent distributors of agro-products to distribute and assist us with the marketing and sale of Vegalab products. Revenue growth will depend in large part on our success in establishing and maintaining this sales and distribution channel. However, there can be no assurance that our distributors will continue to be successful in selling our products to end users, or will focus adequate resources on selling them, and they may not continue to purchase or market our products for a number of reasons.

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

As of December 31, 2017, our executive officers and directors beneficially owned or controlled, directly or indirectly, an aggregate of 16,161,000 shares, or 67.93% of our common stock. Consequently, our executive officers control the vote on any matter submitted to the stockholders for approval, including the election of directors and the approval or disapproval of corporate actions that our other stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

We are an early stage company with a limited trading history, which has been historically volatile. The trading price of our common stock will likely continue to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	our small public float relative to the total number of shares of common stock that are issued and outstanding; quarterly variations in our results of operations, those of our competitors or those of our customers;

•	announcements of technological innovations, new products or services or new commercial relationships by us or our competitors;

•	our ability to develop the market for our products; disruption to our operations;

•	media reports and publications about Vegalab products; modification of our distribution rights;

•	new regulatory pronouncements and changes in regulatory guidelines or the status of our regulatory approvals; general and industry-specific economic conditions; and

•	the commencement of, or our involvement in, litigation.

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

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities. Recently, several brokerage firms and clearing firms have adopted special “house rules ” which make it more difficult for their customers to hold or trade low priced stock and these rules may make it difficult for our shareholders to sell their stock.

Substantial future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of May 31, 2018, we had 23,787,897 shares of common stock outstanding, 16,161,000 shares of which were held by our directors and officers. Craig Laughlin, our president and a director, also holds an option to purchase an additional 100,000 shares. Although these shares are subject to volume and manner of sale restrictions of Rule 144 of the Securities Act, any determination by holders of a substantial number of such shares to sell our stock, or the perception that such sales may occur, could cause our stock price to decline.

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

Our principal corporate office is located in North Palm Beach, Florida, where we use, without charge, office space provided by our outside general counsel. In Minden, Nevada we rent 24,000 square feet of combined office and warehouse space under a three-year lease that commenced October 1, 2016, with a monthly base rate of $13,959. In Fresno, California, we rent 3,000 square feet of office space, under a two-year lease that commenced on March 1, 2018, with a monthly base rent of $3,000.

We own real estate consisting of 11 acres and the buildings located at 35586 Road 180, Visalia, California, which we use for our Packing Business operations. This facility is security under a deed of trust for repayment of a promissory note in the original principal amount of $450,000 that bears interest at the rate of 6.0% per annum with interest only payable monthly and all principal and interest due on April 24, 2019.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosure required by this Item 4 is not applicable to the Company’s business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTC Market (OTCQB) under the symbol “VEGL.” We do not believe there was an active trading market for the shares prior to April 1, 2016, because of the low number of trades during the 15 month period prior thereto. Accordingly, we are not providing any historical market price information for periods prior to April 1, 2016

The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Marketplace. Such prices are based on inter-dealer bid prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

December 31, 2017	$2.25	$1.20
September 30, 2017	$1.45	$0.65
June 30, 2017	$1.45	$0.85
March 31, 2017	$1.50	$1.05

December 31, 2016	$1.89	$0.82
September 30, 2016	$2.40	$0.76
June 30, 2016	$3.00	$0.06

Dividends

Vegalab has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Security Holders

As of May 31, 2018, there were approximately 63 record holders of our issued and outstanding common stock.

Equity Compensation Plans

The following table provides information on our compensation plans at December 31, 2017, under which equity securities are authorized for issuance.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	448,000		$1.45	1,552,000
Equity compensation plans not approved by security holders	-0-	(1)	$-0-	N/A
Total	448,000		$1.45	1,552,000

Unregistered Sales of Equity Securities

On November 20, 2017, the Company issued options to purchase 278,000 shares of common stock at a weighted average exercise price of $1.425 per share to employees, consultants and managements under the Company’s 2017 Equity Incentive Plan.

On December 1, 2017, the Company entered into a service agreement with TraDigital Marketing Group, Inc., pursuant to which the Company issued 200,000 shares of common stock to TraDigital Marketing for its services.

On January 26, 2018, the Company issued 25,000 shares of common stock to M&G Farms, Inc., which was credited as a payment of $75,000 of principal and interest on the promissory note from the Company to M&G Farms from the Company to M&G Farms in the principal amount of $425,000 dated October 9, 2017.

On December 29, 2017, the Vegalab exercised an option to purchase The Agronomy Group LLC, a California limited liability company (“TAG”). On January 22, 2018, Vegalab and TAG entered into a Member Units Purchase Agreement under which Vegalab agreed to purchase all of the member units in TAG from its two members for a total of 600,000 shares of the restricted common stock of Vegalab, and warrants to purchase 1,600,000 shares of the restricted common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years. The acquisition was closed February 20, 2018, effective February 1, 2018.

The shares of common stock, options, warrants, and common stock underlying the options and warrants are issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases of Common Stock

There were no repurchases of equity securities by Vegalab in the fourth quarter of 2017.

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

Nature of Business

The Company operates in two segments of the food industry; the Agronomy Business and the Packing Business. The Agronomy Business involves the manufacture and distribution of all natural crop protection, crop health, and soil enhancement products. The Packing Business operates a citrus packing facility. Because growers who use our crop protection and plant health products are potential users of our citrus packing services, and vise versa, management believes that these two business units are complementary and will create synergistic growth for both business units.

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

Results of Operations

During the year ended December 31, 2017, the Company recognized total revenues of $2,491,391 compared to $2,115,421 for the year ended December 31, 2016, Sales of $361,083 from the sale of Vegalab products compared to $2,115,421 for the year ended December 31, 2016. Product sales in 2017 slowed until the fourth quarter, due to a combination of adverse weather in California and our customers using products carried over from purchases in mid to late 2016. On October 18, 2017, the Company purchased substantially all the assets of a produce packaging business conducted under the name M&G Packing, Inc. From October 18, 2017 through December 31, 2017 the Company generated revenues of $2,130,308 from processing revenue.

Cost of goods sold were $2,057,619 for the year ended December 31, 2017, Compared to $1,617,366 for the year ended December 31, 2016. Cost of goods sold for our Vegalab products decreased due to reduced sales of Vegalab products. Cost of goods of $1,774,279 on our produce packaging business was under M&G Packing, Inc. from October 18, 2017 through December 31, 2017. During the year ended December 31, 2017 expenses increased significantly as the Company hired additional staff, consultants and professionals due to its purchase of M&G Packing, Inc. During the year ended December 31, 2017 the Company recorded an expense of $180,181 as an impairment of assets acquired in its purchase of M&G Packaging, Inc.

Total operating expenses for the year ended December 31, 2017, were $2,116,404 compared to $593,334 for the year ended December 31, 2016. For the year ended December 31, 2017, loss from operations was $1,682,632 compared to 95,279 for the year ended December 31, 2016.

After the provision for income taxes, net loss for the year ended December 31, 2017, was $1,673,779 or $0.08 per share, and the net loss for the year ended December 31, 2016 was $116,361 or $0.01 per share.

Liquidity and Capital Resources

At December 31, 2017 and 2016, the Company had a working capital surplus of approximately $1,960,567 and $605,963, respectively.

On March 8, 2016, we raised $303,100 from the sale of 12,011,000 shares of common stock to David D. Selakovic. These funds were applied to pay off substantially all of our outstanding liabilities and costs related to the acquisition of assets in March 2016. In May 2016, the Company completed a private placement of 1,000,000 shares of common stock for $500,000 in cash, which we used to fund operations and for general corporate purposes.

During the year ended December 31, 2017, the Company sold a total of 2,822,899 shares of common stock to third parties for total cash proceeds of $2,540,601.

We believe our current funding is sufficient to meet our needs described above over the next 9 to 12 months. Nevertheless, our goal is to begin and then increase product sales as quickly as we can within the constraints of our managerial and financial resources. If sales opportunities exceed our expectations, we will need additional debt or equity financing to seize these opportunities and there is no assurance financing will be available or available at terms we would find acceptable. If we are unable to raise additional capital at a level adequate to support our sales opportunities, we would need to curtail marketing efforts, which would adversely affect growth and results of operations and could prevent us from succeeding in implementing our new operating business. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the 12 months following the issuance date of these consolidated financial statements.

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

Recent Accounting Pronouncements

Information concerning recently issued accounting pronouncements is set forth in Note D of our Notes to Consolidated Financial Statements appearing elsewhere in this report.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. At December 31, 2017, and during that year the Company had the following material weaknesses in its internal control over financial reporting:

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

As a result of management’s evaluation described above, it concluded on that the Company had significant control deficiencies as of December 31, 2017, that constituted material weaknesses in the Company’s internal control over financial reporting. Notwithstanding these control deficiencies, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

The Company intends to remediate the material weakness as its business develops by engaging accounting support that will effectively segregate different accounting functions and incorporate control processes for managing the accounting and financial affairs of the Company. As the Company’s business develops it will recruit additional directors who are independent and can otherwise serve on an audit committee that fulfills the traditional oversight functions with respect to our internal system of controls and financial reporting. The Company had the same material weakness and the same intention to remediate at the end of 2016, but did not make progress in remediating the material weakness and cannot predict when it will be able to address the material weakness.

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our directors and executive officers:

Name	Age	Position

David D. Selakovic	46	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer
Craig S. Laughlin	68	President, Secretary, Director

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

Meetings of the Board

The Board of Directors held no formal in-person meetings during the year ended December 31, 2017. Regular telephonic communications were maintained throughout the year among all of the officers and directors of the Company, and all actions of the Board were taken pursuant to the execution of unanimous written consent resolutions.

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

Board’s Role in Risk Oversight

While management is charged with the day-to-day management of risks that the Company faces, the Board of Directors has been responsible for oversight of risk management. The full Board has responsibility for general oversight of risks facing the Company. Specifically, the Board of Directors reviews and assesses the adequacy of the Company’ risk management policies and procedures with regard to identification of the Company’ principal risks, both financial and non-financial, and reviews updates on these risks from the Chief Financial Officer and the Chief Executive Officer. The Board of Directors also reviews and assesses the adequacy of the implementation of appropriate systems to mitigate and manage the principal risks.

Stockholder Communications to the Board

Stockholders who are interested in communicating directly with members of the Board, or the Board as a group, may do so by writing directly to the individual Board member c/o Corporate Secretary, Vegalab, Inc., 636 U.S. Highway 1, Ste. 110, North Palm Beach, FL 33408. The Corporate Secretary will forward communications directly to the appropriate Board member. If the correspondence is not addressed to the particular director, the communication will be forwarded to a Board member to bring to the attention of the Board. The Corporate Secretary will review all communications before forwarding them to the appropriate Board member.

Code of Ethics and Business Conduct

We adopted a Code of Ethics and Business Conduct (the “Code of Conduct”) that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law, and is posted at our website: http://www.vegalab.us. Additionally, we will provide to any person, without charge, a copy of the Code of Conduct upon written or oral request directed to: Corporate Secretary, Vegalab, Inc., 636 U.S. Highway 1, Ste. 110, North Palm Beach, FL 33408, telephone (800) 208-1680.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (1934 Act) requires the Company’ directors and officers and any persons who own more than ten percent of the Company’ equity securities, to file reports of ownership and changes in ownership with the SEC. All directors, officers and greater-than-ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed. Based solely on our review of the copies of Forms 3 and 4, and any amendments thereto furnished to us during the year ended December 31, 2017, and subsequently, we believe that during 2017 all filing requirements applicable to our officers, directors, and greater-than-ten-percent stockholders were complied with, except that our President failed to file a Form 4 report for a transaction that occurred in November 2017, which was subsequently reported on Form 5.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by the Company to our named executive officers for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Total ($)

David D. Selakovic	2017	-0-	-0-	-0-
Chief Executive Officer, Chief Financial Officer	2016	-0-	-0-	-0-

Craig S. Laughlin	2017	-0-	$139,976	$139,976
President, Secretary	2016	-0-	-0-	-0-

Narrative Discussion of Compensation Table

In March 2016, we acquired assets for conducting a distribution business for biological pesticides, fertilizers, and specialty biological agents that are used in agriculture. Our plan of operation for the rest of 2016 and 2017 was to acquire inventory and commence product distribution. During this stage of our development the executive officers were prepared to work for the benefits they hope to receive in the future as a result of their equity ownership, and no cash was paid or accrued. On November 20, 2017, the Company granted to Craig Laughlin as compensation for his services an option to purchase 100,000 common shares at a price of $1.425 per share that is exercisable for a period of five years from the grant date.

The Company has agreed effective January 1, 2018, to pay our President, Craig Laughlin, a salary of $6.500 per month, and to add him and his wife to the Company’s health insurance plan.

Employee Benefit and Incentive Plans

On November 6, 2017, the Company’s stockholders approved the Company’s 2017 Equity Incentive Plan (the “Plan”) and the reservation of 2,000,000 shares of our common stock thereunder. Awards may be granted pursuant to the Plan only to persons who are employees, consultants, and directors, which includes our officers. Under the Plan, “Employee” means any person, including an officer or director, employed by the Company or an affiliate, “Consultant” means any individual who is engaged by the Company or any affiliate to render consulting or advisory services, and “Director” means a member of the Board.

On November 20, 2017, the Company granted to Craig Laughlin, President and a director, an option to purchase 100,000 common shares at a price of $1.425 per share that is exercisable for a period of five years from the grant date.

Director Compensation

No compensation was paid or accrued for our directors during the years ended December 31, 2017 and 2016, except for the stock options granted to Craig Laughlin, described above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 31, 2018, the Company had 23,787,897 shares of its common stock issued and outstanding. The following table sets forth the beneficial ownership of the Company’s common stock by each person who is known to the Company as the beneficial holder of 5% of any class of the Company’s common stock, each person who serves as a director or an executive officer of the Company, and the number of shares beneficially owned by all of the Company’s directors and named executive officers as a group:

5% Beneficial Owners (excluding officers and directors)	Number of Shares Beneficially Owned (1)	Percent of Class (1)

David D. Selakovic 636 U.S. Highway 1, Ste. 110 North Palm Beach, FL 33408	15,661,000	65.8

Directors and Officers

David D. Selakovic	15,661,000	65.8
Craig S. Laughlin (2)	600,000	2.5

All directors and named executive officers as a group (2 persons)	16,261,000	68.1

(1)       The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (a) any shares as to which the person has sole or shared voting power or investment power, and (b) any shares that the individual has the right to acquire within 60 days after the Record Date through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock. All percentage calculations are based on 23,787,897 shares of common stock issued and outstanding.

(2)       The total number of shares for Mr. Laughlin includes options to purchase 100,000 common shares at an exercise price of $1.425 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

David Selakovic, an officer, director and controlling stockholder, is the founder and owner of Vegalab S.A., a Swiss company (“VSA”). As a distributor of the Vegalab product line we purchase all of our product through VSA. During the year ended December 31, 2017, purchases from VSA totaled $454,744, and at December 31, 2017, outstanding accounts payable to VSA were $705,432.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by to the Company by GBH for each of the last two fiscal years for professional fees are as follows:

	2017	2016
Audit fees	$64,459	$14,820
Audit related fees	-	-
Total audit and related fees	64,459	14,820

Other consulting fees	-	-
Tax fees	-	-
Total fees	$64,459	$14,820

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

The Board reviewed the audited financial statements of Vegalab as of and for the years ended December 31, 2017 and 2016, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of Vegalab’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved Vegalab’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2017, for filing with the SEC.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document

3.1	Articles of Incorporation of Vegalab, Inc. (1)

3.1(a)	Certificate of Amendment filed in Nevada November 7, 2017

3.2	Bylaws (1)

4.1	2017 Equity Incentive Plan (2)

10.1	Note Payable to Craig Laughlin (1)

10.3	Securities Purchase Agreement between HPC Acquisitions, Inc., and David Selakovic, dated March 8, 2016 (3)

10.3	General Assignment and Bill of Sale from David Selakovic to HPC Acquisitions, Inc., dated March 8, 2016 (3)

10.4	Distribution Agreement dated October 19, 2012, as assigned to HPC Acquisitions for the Western Hemisphere on March 8, 2016 (4)

10.5	Real Estate Purchase Contract (M&G) dated July 11, 2017 (5)

10.6	Bill of Sale (M&G) dated October 17, 2017 (5)

10.7	Assignment of Contracts (M&G) dated October 17, 2017 (5)

10.8	Short Form Deed of Trust and Assignment of Rents (M&G) dated October 17, 2017 (5)

10.9	Member Units Purchase Agreement (TAD) dated January 22, 2018 (6)

10.10	Common Stock Purchase Warrant issued to Jeffry Hill (6)

10.11	Common Stock Purchase Warrant issued to Ryan Sweeney (6)

10.12	Employment Agreement between Vegalab, Inc., and Jeffry Hill (6)

10.13	Employment Agreement between Vegalab, Inc., and Ryan Sweeney (6)

10.14	Form of Non-qualified Stock Option Agreement

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certifications of Chief Executive Officer and Chief Financial Officer

____________________

(1)       These exhibits are incorporated herein by this reference to our registration statement on Form 10-SB, filed with the Securities and Exchange Commission on May 20, 2008.

(2)       This exhibit is incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017.

(3)       These exhibits are incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2016.

(4)       This exhibit is incorporated herein by this reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 29, 2016.

(5)       These exhibits are incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2017

(6)       These exhibits are incorporated herein by this reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VEGALAB, INC.

Date: June 1, 2018	By	/s/ David D. Selakovic
David D. Selakovic, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Date: June 1, 2018	/s/ David D. Selakovic
David D. Selakovic, Director

Date: June 1, 2018	/s/ Craig S. Laughlin
Craig S. Laughlin, Director

INDEX TO FINANCIAL STATEMENTS

Vegalab, Inc.

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vegalab, Inc.
West Palm Beach, FL

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vegalab, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, statements of changes in stockholders’ equity, and statements of cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations and is dependent upon its ability to generate sufficient cash flows from options to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company's auditor since 2015

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
May 31, 2018

Vegalab, Inc. (formerly HPC Acquisitions, Inc.)
Consolidated Balance Sheets

	As of	As of
	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$342,534	$151
Accounts receivable, net	1,674,583	671,279
Inventory	1,595,148	1,889,423
Prepaid expenses	339,389	20,540
Total Current Assets	3,951,654	2,581,393
Fixed assets, net	821,322	-
Deposits	14,500	14,500
Total assets	$4,787,476	$2,595,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable – trade	$409,239	$67,563
Accounts payable – related party	712,947	1,727,857
Accrued amounts owed to growers	860,694	-
Accrued income taxes	-	17,036
Accrued interest payable - related party	1,894	2,474
Note payable - Current Portion	2,904	-
Capital lease obligation - Current Portion	3,409	-
Notes payable - related party	-	175,000
Total Current Liabilities	1,991,087	1,989,930

Note payable	428,958	-
Capital lease obligations	18,235	-
Total Liabilities	2,438,280	1,989,930

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock – $0.001 par value, 50,000,000 shares authorized, 23,162,897 and 20,140,000 shares issued and outstanding, respectively	23,163	20,140
Additional paid-in capital	4,791,488	1,377,499
Accumulated deficit	(2,465,455)	(791,676)

Total Stockholders’ Equity	2,349,196	605,963

Total Liabilities and Stockholders’ Equity	$4,787,476	$2,595,893

The accompanying notes are an integral part of these consolidated financial statements.

Vegalab, Inc. (formerly HPC Acquisitions, Inc.)
Consolidated Statements of Operations
For the Years Ended December 31, 2017 and 2016

	2017	2016

Revenues:
Processing revenue	$2,130,308	$-
Product sales	361,083	2,115,421
Total Revenue	2,491,391	2,115,421

Cost of Goods Sold:
Cost of processing	1,774,279	-
Cost of goods sold	283,340	1,617,366
Total Cost of Goods Sold	2,057,619	1,617,366

Gross Profit	433,772	498,055

Operating expenses
General and administrative expenses	1,936,223	593,334
Loss on impairments	180,181	-

Total operating expenses	2,116,404	593,334

Loss from operations	(1,682,632)	(95,279)

Other income (expense)
Interest expense	(8,183)	(4,046)

Loss before provision for income taxes	(1,690,815)	(99,325)

Provision for income taxes	(17,036)	17,036

Net loss	$(1,673,779)	$(116,361)

Loss per weighted-average shares of common stock outstanding - basic and fully diluted	$(0.08)	$(0.01)

Weighted-average number of common shares outstanding - basic and fully diluted	21,004,615	17,669,571

The accompanying notes are an integral part of these consolidated financial statements.

Vegalab, Inc. (formerly HPC Acquisitions, Inc.)
Consolidated Statements of Changes in Stockholders’ Equity
For the Years ended December 31, 2017 and 2016

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance at December 31, 2015	6,989,000	$6,989	503,380	(675,315)	(164,946)

Sales of common stock for cash	13,011,000	13,011	690,089	-	703,100

Common stock issued for services	140,000	140	184,030	-	184,170

Net loss for the year	-	-	-	(116,361)	(116,361)

Balance at December 31, 2016	20,140,000	$20,140	1,377,499	(791,676)	605,963

Sales of common stock for cash	2,822,899	2,822	2,537,779	-	2,540,601

Common stock issued for services	200,000	200	325,800	-	326,000

Compensation expense associated with option awards	-	-	550,411	-	550,411
		-
Net loss for the year	-	-	-	(1,673,779)	(1,673,779)
					.
Balance at December 31, 2017	23,162,899	$23,162	$4,791,489	$(2,465,455)	$2,349,196

The accompanying notes are an integral part of these consolidated financial statements

Vegalab, Inc. (formerly HPC Acquisitions, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net income (loss) for the period	$(1,673,779)	$(116,361)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	20,362	-
Impairment of fixed assets	180,181	-
Stock option expense	550,411	-
Common stock issued for services	27,162	184,170
(Increase) Decrease in
Accounts receivable	(1,003,305)	(671,279)
Inventory	294,275	(1,889,423)
Prepaid expenses	(20,016)	(33,790)
Increase (Decrease) in
Accounts payable	1,202,373	64,811
Accounts payable – related party	(1,012,436)	1,727,857
Accrued income taxes	(17,036)	17,036
Accrued interest	-	(7,643)
Accrued interest payable to controlling stockholder	(580)	(21,953)

Net cash used in operating activities	(1,452,388)	(746,575)

Cash flows from investing activities
Purchase of fixed assets	(566,460)	-
Net Cash flows from investing activities	(566,460)	-

Cash flows from financing activities
Cash paid on notes payable to investors	-	(122,300)
Cash received / (repaid) from issuance of note payable – related party	(177,474)	175,000
Cash received (paid) on notes payable to controlling stockholder, net	-	(87,352)
Cash paid on vehicle loan	(1,899)	-
Proceeds from sale of common stock	2,540,604	703,100

Net cash provided by financing activities	2,361,231	668,448
	.
Increase (decrease) in Cash	342,383	(78,127)

Cash at beginning of period	151	78,278

Cash at end of period	$342,534	$151

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$10,657	$34,244
Income taxes paid for the period	$-	$-

NON-CASH TRANSACTIONS:
Fixed assets acquired through issuance of debt	$8,761	$-
Fixed assets acquired through issuance of debt -M&G acquisition	$425,000	$-
Capital lease obligation	$21,644	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vegalab, Inc. (formerly HPC Acquisitions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2017 and December 31, 2016

Note A - Organization and Description of Business

Vegalab Inc. (formerly HPC Acquisitions, Inc.) (the “Company”) was initially formed under the laws of the State of Minnesota as Herky Packing Co. on July 17, 1968. The Company initially produced and marketed meat snack foods, principally beef jerky, smoked dried beef and snack sausages, through food brokers, distributors and wagon jobbers. Despite a 1970 restructuring, including the relocation to an approximate 12,500 square foot production facility, the Company’s efforts were unsuccessful and all operations were terminated by the end of 1970. On April 10, 1972, the Company changed its corporate name to H. P. C. Incorporated. In connection with this name change, the Company acquired Ed Stein’s Tire Center, Inc., a Minneapolis, Minnesota-based distributor of Gates tires. This acquisition was unsuccessful and reversed in 1973.

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

On March 8, 2016, the Company sold 12,011,000 shares of its common stock to David Selakovic for a total cash purchase price of $303,100. This transaction effected a change in management and control of the Company. Mr. Selakovic assigned to the Company certain assets consisting of the exclusive right to distribute in the Western Hemisphere natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, certain state permits for the sale of ECOWIN agrochemicals, and the trademark “Vegalab” (the “DS Assets”).Our new plan of operation is to commence the business of selling ECOWIN products under the brand name “Vegalab” and the business of selling citrus products under the brand name “M&G”.

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the twelve months following the issuance date of these consolidated financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note D - Summary of Significant Accounting Policies

1.	Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Concentrations of Credit Risk

Sales to two customers comprised 71% and 15% of the Company's total revenues for the year ended December 31, 2017. The customer accounted for 78% and 8% of accounts receivable as of December 31, 2017. Sales to two customers comprised 66% and 25% of the Company’s total revenues for the year ended December 31, 2016. Two customers accounted for 75% and 19% of accounts receivable for the year ended December 31, 2016. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s goods, there are a number of alternative customers at comparable prices.

3.	Accounts Receivable

In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance. As of December 31, 2017 and 2016, the Company recorded allowances of $2,915 and $0, respectively, for doubtful accounts from certain sales that occurred but not assessed to be collectible.

4.	Inventory

Inventory consists of finished goods related to the sale of certain natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. Inventory is valued at the lower of cost or market using the average cost method. A change in income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted. At December 31, 2017 and December 31, 2016, there was no reserve for excess or obsolete inventory.

5.	Property, plant and equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, which is five years for all categories.

Automobile, computer equipment, and leasehold improvements consisted of the following:

December 31, 2017

Automobile	$14,261
Land	142,475
Building	374,338
Machinery and equipment	490,791
Total	1,021,136
Impairment recognized upon acquisition	(179,452)
Impairment recognized subsequent to acquisition	(729)
Accumulated depreciation	(20,362)
Balance	$821,322

Depreciation expense for the year ended December 31, 2017 was $20,362.

6.	Revenue Recognition

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

For the years ended December 31, 2017, the Company’s potentially dilutive shares, which include outstanding common stock options that have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	December 31, 2017	December 31, 2016
Options	448,000	-
Total	448,000	-

8.	Recent Accounting Pronouncements

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

Note F – Purchase of M&G Packaging

On October 18, 2017, the Company purchased substantially all the assets of a produce packaging business conducted under the name M&G Packing, Inc. located in Tulare County, California. The acquisition consisted of purchasing the real property and building used in the business from M & G Farms, Inc., a California corporation, and all of the equipment, inventory, customer lists, vendor lists, contract rights, and intangible property of M&G Packing, Inc., a California corporation.

The total purchase price for the business plus closing costs was $854,452, which was paid $429,452 in cash and $425,000 in the form of a promissory note secured by the real property that bears interest at the rate of 6.0% per annum with interest only payable monthly and all principal and interest due 18 months from the close of escrow on October 24, 2017.

The acquisition was accounted for as a business combination as defined by FASB Topic 805 – Business Combinations. The allocation of the purchase price to the assets acquired and liabilities assumed was based on our internal assessment of the valuation of assets. As of the date of this filing, a purchase price allocation based upon a valuation has been finalized.

Cash paid	$429,452
Note payable to seller	425,000
Total Consideration	$854,452

Purchased:
Land and building	$275,000
Machinery and equipment	400,000
Goodwill and intangible assets - impaired	179,452	(1)
Total acquired in acquisition	$854,452

(1)	The Company elected to forgo the valuation of intangible assets acquired and, therefore, impaired the goodwill and intangible assets acquired, which consisted primarily of customer lists, vendor relationships and name brand.

Note G – Segments

We had two operating segments one that sells the ECOWIN products under the “Vegalab” brand name and a produce packaging business conducted under the name M&G Packing, Inc. located in Tulare County, California that was acquired in the 4th quarter of 2017. Prior to the acquisition, the Company’s only business segment was Vegalab.

For the Year Ended December 31, 2017:

			Segment	Segment
	Sales	Depreciation	Profit	Assets
M&G Packaging	$2,130,308	$16,667	$356,029	$895,832
Vegalab	$361,083	$-	$77,743	$3,891,644
	$2,491,391	$16,667	$433,772	$4,787,476

Note H - Related Party Transactions

The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, the Company’s controlling shareholder. All products are sold to the Company at VSA's cost for the products from the manufacturer. During the year ended December 31, 2017, the Company incurred $454,744 for product purchases for resale from Vegalab S. A.

As of December 31, 2017 and December 31, 2016, the Company had outstanding accounts payable – related party of $712,947 and $1,727,857, respectively, for purchases of inventory.

During the year ended December 31, 2017, the Company received a credit from Vegalab S.A. of $198,510 as reimbursement for marketing costs, promotion samples, and advertising expenses incurred by the Company. This amount was recorded as a reduction of general and administrative expenses.

Note I - Note Payable to Investor

On August 24, 2016, the Company’s new controlling stockholder, David Selakovic, agreed to loan the Company up to $300,000 at a rate of 4% per annum. As of December 31, 2016, Mr. Selakovic loaned the Company a total of $175,000, due on 60 days demand. During the year ended December 31, 2017, the Company repaid $177,474 including accrued interest of $2,474. The Company recorded accrued interest of $1,894 and $2,474 as of December 31, 2017 and December 31, 2016, respectively, related to this note payable.

NOTE J - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2017 and 2016, respectively, are as follows:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Federal:
Current	$(17,036)	$17,036
Deferred	-	-

State:
Current	-	-
Deferred	-	-
Total	$(17,036)	$17,036

As of December 31, 2017, the Company has an aggregate net operating loss carryforward of approximately $909,000 to offset future taxable income which are subject to limitations for federal tax purposes. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2017 and 2016, respectively, differed from the statutory federal rate of 21% and 34%, respectively, as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Statutory rate applied to income before income taxes	$	$27,419
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in valuation allowance	-	-
Utilization of net operating loss carryforward	-	(181)
Other	-	(10,202)

Income Tax Expense (Benefit)	$-	$-

Temporary differences, consisting primarily of the prospective usage of net operating loss carryforwards give rise to deferred tax assets and liabilities as of December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforward	$909,275	$675,495
Other	-	-
Total deferred tax assets	909,275	675,495
Less valuation allowance	(909,275)	(675,495)
Total deferred tax asset, net of valuation allowance	-	-
Inventories	-	-
Other	-	(17,036)
Net Deferred Tax Asset (Liability)	$-	$(17,036)

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to a flat rate of 21%, from a graduated rate structure with a top rate of 35%, effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s net deferred tax assets of approximately $88,000, and a corresponding reduction in the valuation allowance.

Note K - Common Stock Transactions

On March 8, 2016, the Company completed its issuance of 12,011,000 shares of its common stock to David Selakovic for total cash proceeds of $303,100 of which the Company received $100,000 cash in the fourth quarter of 2015 and the remaining balance during the year ended December 31, 2016.

In May 2016, the Company completed a private offering of 1,000,000 shares of common stock for total cash proceeds of $500,000.

On November 15, 2016, the Company issued 140,000 shares of common stock valued at $184,170 valued ($1.32 per share based on the grant date fair value) for consulting services.

On December 1, 2017, the Company issued 200,000 shares of common stock valued at $326,000 ($1.63 per share based on the grant date fair value) for consulting services commencing on December 1, 2017. As of December 31, 2017 the Company recorded a prepaid expense of $298,833 and stock compensation expense of $27,167.

During the year ended December 31, 2017, the Company sold a total of 2,822,899 shares of common stock to third parties for total cash proceeds of $2,540,601.

Note H – Stock Options

	Number of Options	Weighted Average Exercise Price

Balance at December 31, 2016	—	$—
Granted	448,000	1.45
Exercised	—	—
Expired	—	—
Balance at December 31, 2017	448,000	$1.45
Options Exercisable at December 31, 2017	379,750	$1.45

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

The Company's stock price was higher than the weighted average exercise price at December 31, 2017; therefore the intrinsic value of the options and warrants was approximately $358,000.

 On February 28, 2017, the Company granted options to purchase 30,000 shares of its common stock to consultants at an exercise price of $1.23 per share. The options vest over 10 months. The options expire on February 25, 2022. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 508%, risk free interest rate of 2.09%, an expected life of 5 years.

On November 20, 2017, the Company granted options to purchase 78,000 shares of its common stock to consultants at an exercise price of $1.425 per share. The options vest over 12 months. The options expire on November 20, 2022. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 490%, risk free interest rate of 2.09%, an expected life of 5 years.

On November 20, 2017, the Company granted options to purchase 100,000 shares of its common stock to an employee at an exercise price of $1.425 per share. The options vested immediately. The options expire on November 20, 2022. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 490%, risk free interest rate of 2.09%, an expected life of 5 years.

On November 20, 2017, the Company granted options to purchase 100,000 shares of its common stock to its President who is also a Director at an exercise price of $1.425 per share. The options vested immediately. The options expire on November 20, 2022. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 490%, risk free interest rate of 2.09%, an expected life of 5 years.

On December 11, 2017, the Company granted options to purchase 140,000 shares of its common stock to consultants at an exercise price of $1.40 per share. The options vested immediately. The options expire on December 12, 2022. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 495%, risk free interest rate of 2.16%, an expected life of 5 years.

During the year ended December 31, 2017 total stock option expense amounted to $550,411.

Note L – Commitment and Contingencies

On June 1, 2017, the Company entered into a vehicle loan secured by the automobile for $8,761. The loan is repayable over 3 years, maturing June 1, 2020 and repayable at $266 per month including interest and principal. During the year ended December 31, 2017, the principal repayments were $1,899. The balance of the amounts owed on the vehicle loan at December 31, 2017 was $6,862, of which $2,904 was classified as current and $3,958 as long-term.

At December 31, 2017, the Company’s future principal payments are as follows:

Amount
2018	$2,904
2019	2,960
2020	998
2021	-
2022 & Thereafter	-
Total	$6,862
Current	2,904
Long-Term	3,958

On October 20, 2017, the Company entered into a lease agreement for a forklift with a lease term of 57 months at a current cost of $380 per month. Per the agreement, no payment was due in the first 4 months of the lease term. The Company recorded the lease as a capital lease and used its incremental borrowing rate of 1.90% for purposes of discounting lease payments.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2017 are as follows:

2018	$3,796
2019	4,555
2020	4,555
2021	4,555
2022 & Thereafter	5,315
Total future minimum lease payments	$22,776
Less: amount representing interest	(1,132)
Present value of net minimum lease and obligations	21,644

On July 20, 2016, the Company entered into a lease agreement for warehouses located at 2542 Business Parkway Suite 1 and 2, Minden, Nevada. The facility is 24,276 square feet with a lease term of 36 months at a current cost of $13,959 per month. The Company was also required to make a security deposit of $14,500. During the year December 31, 2017, the Company incurred rent expense of $190,054.

At December 31, 2017, future minimum obligations on the lease are:

2018	$167,504
2019	125,628
2020	-
2021	-
2022 & Thereafter	-
Total	$293,132

Note M – Subsequent Events

On December 29, 2017, Vegalab exercised an option to purchase The Agronomy Group LLC, a California limited liability company (“TAG”). On January 22, 2018, Vegalab and TAG entered into a Member Units Purchase Agreement under which Vegalab agreed to purchase all of the member units in TAG from its two members for a total of 600,000 shares of the restricted common stock of Vegalab, and warrants to purchase 1,600,000 shares of the restricted common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years. The acquisition was closed February 20, 2018, effective February 1, 2018. The Company recognized the assets acquired and liabilities assumed from TAG at their fair value on the acquisition date, and if there was any excess in purchase price over these values it was allocated to goodwill. The estimated fair values of assets acquired and liabilities assumed, were determined based on management’s best estimates. Preliminary estimated fair values are subject to measurement period adjustments which represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation is finalized which cannot be any later than one year from the acquisition date. The Company engaged a third-party valuation specialist to assist in the valuation and is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. Thus the preliminary measurement of the assets acquired and liabilities assumed are subject to change, which could be significant. The Company will finalize the amounts recognized no later than one year from the acquisition date.

The following table shows the preliminary purchase price, estimated acquisition-date fair values of the assets acquired and liabilities assumed and calculation of goodwill for TAG utilizing the information at acquisition date. All numbers are in 000’s except shares and warrants.

Assets acquired:
Current assets	$143
Property and equipment	41
Intangible assets	3,824
Goodwill	306
Total assets acquired	4,314
Total liabilities assumed	(58)

Net assets acquired	$4,256
Consideration paid:
Issuance of 600,000 shares of common stock	$2,580
Issuance of 1,600,000 warrants	1,676

Total	$4.256

On January 26, 2018, the Company issued 25,000 shares of common stock to M&G Farms, Inc., which was credited as a payment of $75,000 of principal and interest on the $425,000 promissory note from the Company to M&G Farms from the Company to M&G Farms.

