Form 10-Q
period 2018-03-31
Vegalab, Inc.
filed 2018-07-13
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At March 31, 2018 23,787,897 shares of common stock, par value $0.001.

Vegalab, Inc.

Form 10-Q for the Quarter Ended March 31, 2018

Vegalab, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$647,022	$342,534
Accounts receivable, net	1,834,279	1,619,274
Inventory	1,527,934	1,650,457
Prepaid expenses	301,664	339,389
Total Current Assets	4,310,899	3,951,654
Fixed assets, net	1,023,464	821,322
Intangible assets, net	3,751,934	-
Goodwill	457,407	-
Deposits	-	14,500
Total assets	$9,543,704	$4,787,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable – trade	$987,746	$409,239
Accounts payable – related party	796,236	714,841
Accrued amounts owed to growers	730,997	860,694
Vehicle loan - current portion	2,904	2,904
Capital lease obligation - current portion	3,409	3,409
Total Current Liabilities	2,521,292	1,991,087

Vehicle Loan	3,457	3,958
Capital lease obligations - long term	18,235	18,235
Notes payable	350,000	425,000
Total Liabilities	2,892,984	2,438,280

Commitments and Contingencies

Stockholders’ Equity
Preferred stock – $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock – $0.001 par value, 50,000,000 shares authorized, 23,787,897 and 23,162,897 shares issued and outstanding, respectively	23,788	23,163
Additional paid-in capital	9,149,156	4,791,488
Accumulated deficit	(2,522,224)	(2,465,455)

Total Stockholders’ Equity	6,650,720	2,349,196

Total Liabilities and Stockholders’ Equity	$9,543,704	$4,787,476

The accompanying notes are an integral part of these unaudited financial statements.

Vegalab, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Revenues:

Processing revenue	$4,559,488	$-
Product sales	2,729,141	208,816

Total Revenue	7,288,629	208,816

Cost of Goods Sold:
Cost of processing	4,350,936	-
Cost of Goods Sold	1,345,165	189,451

Total Cost of Sales	5,696,101	189,451

Gross Profit	1,592,528	19,365

Operating expenses
General and administrative expenses	1,641,932	259,235

Total operating expenses	1,641,932	259,235

Income (loss) from operations	(49,404)	(239,870)

Other income (expense)

Interest expense	(7,365)	(2,314)

Loss before provision for income taxes	(56,769)	(242,184)

Provision for income taxes	-	17,036

Net loss	$(56,769)	$(225,148)

Loss per weighted-average shares of common stock outstanding, computed on net loss - basic and fully diluted	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding - basic and fully diluted	23,567,343	20,183,284

The accompanying notes are an integral part of these unaudited financial statements.

Vegalab, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss) for the period	$(56,769)	$(225,148)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	38,060	-
Loss on disposition of fixed assets	14,502	-
Amortization expense	82,066	-
Stock option expense	27,295	-
(Increase) Decrease in
Accounts receivable	(34,250)	(60,908)
Inventory	67,764	(75,323)
Prepaid expenses	52,225	(6,267)
Increase (Decrease) in
Accounts payable	(503,777)	37,879
Accounts payable – related party	83,322	184,757
Amounts owed to growers	730,997	-
Accrued income taxes	-	(17,036)
Accrued interest payable to controlling stockholder	-	1,675
Net cash provided by operating activities	501,435	(160,371)

Cash flows from investing activities
Cash acquired from acquisition of business	22,994	-
Purchase of fixed assets	(219,440)	-
Net cash used in investing activities	(196,446)	-

Cash flows from financing activities
Cash paid on notes payable to controlling stockholder, net	-	(31,244)
Payment for capital leases	(501)	-
Proceeds from sale of common stock	-	230,600
Net cash used in financing activities	(501)	199,356
	.
Increase (decrease) in Cash	304,488	38,985

Cash at beginning of period	342,534	151

Cash at end of period	$647,022	$39,136

Supplemental disclosure of interest and income taxes paid
Interest paid for the period	$443	$1,675
Income taxes paid for the period	$-	$-
Non-cash investing and financing activities
Common equity issued for acquisition of business	$4,256,000	$-
Common stock issued for conversion of note payable	$75,000	$-

The accompanying notes are an integral part of these unaudited financial statements.

Vegalab, Inc. (formerly HPC Acquisitions, Inc.)

Notes to Condensed Consolidated Financial Statements

March 31, 2018

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

On December 29, 2017, Vegalab exercised an option to purchase The Agronomy Group LLC, a California limited liability company (“TAG”). On January 22, 2018, Vegalab and TAG entered into a Member Units Purchase Agreement under which Vegalab agreed to purchase all of the member units in TAG from its two members for a total of 600,000 shares of common stock of Vegalab, and warrants to purchase 1,600,000 shares of the common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years. The acquisition was closed February 20, 2018, effective February 1, 2018.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U.S. Securities and Exchange Commission’s instructions for Form 10-Q, should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form10-K for the year ended December 31, 2017, and are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2017.

Note C - Going Concern Uncertainty

The Company’s principal business plan is to distribute, in the Western Hemisphere, certain natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. The Company also operates a produce packaging business. However, there is no assurance that the Company will be able to successfully penetrate its targeted markets or implement its business plan.

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

Note D - Summary of Significant Accounting Policies

1.	Principle of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Vegalab, Inc. and its wholly owned subsidiaries, M&G Packaging Inc, and The Agronomy Group LLC. All intercompany accounts have been eliminated in the consolidation.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2018.

2.	Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.	Concentrations of Credit Risk

Sales to three customers comprised 46%, 31% and 22% of the Company's product sales revenues for the three months ended March 31, 2018. the one customer accounted for 92%  accounts receivable as of March 31, 2018.

Sales to three customers comprised 29%, 12% and 12% of the Company's processing revenues for the three months ended March 31, 2018. Four customers accounted of 68% or 20%, 19%, 18% and 11% of accounts receivable as of March 31, 2018. Sales to two customers comprised 60% and 28% of the Company’s total revenues for the Three months ended March 31, 2017. Two customers accounted for 78% and 8% of accounts receivable, respectively, as of December 31, 2017. The Company believes that, in the event that its primary customers are unable or unwilling to continue to purchase the Company’s goods, there are a number of alternative customers at comparable prices.

3.	Accounts Receivable

In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance. March 31, 2018 and December 31, 2017, the Company recorded allowances of $9,154 and $2,915, respectively, for doubtful accounts from certain sales that occurred but not assessed to be collectible.

4.	Inventory

Inventory consists of finished goods related to the sale of certain natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. Inventory is valued at the lower of cost or market using the average cost method. A change in income is taken when factors that would result in a need for a reduction in the valuation, such as excess or obsolete inventory, are noted. At March 31, 2018 and December 31, 2017, there was no reserve for excess or obsolete inventory. M&G Farms from time to time holds customer’s inventory on a consignment basis until it is sold. As of March 31, 2018 there was no consignment inventory held by the Company.

5.	Property, plant and equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, excluding lands, which is five years for all categories and ten years for buildings.

Automobile, computer equipment, and leasehold improvements consisted of the following:

	March 31, 2018	December 31, 2017

Automobile	$14,261	$14,261
Land	141,000	142,475
Building	199,338	374,338
Machinery and equipment	749,468	490,791
Total	1,104,067	1,021,865
Impairment recognized upon acquisition	-	(179,452)
Impairment recognized subsequent to acquisition	-	(729)
Accumulated depreciation	(80,603)	(20,362)
Balance at the end of period	$1,023,464	$821,322

Depreciation expense for the three months ended March 31, 2018 and 2017 was $38,060 and $0, respectively.

6.	Note Payable

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

7.	Revenue Recognition

Revenue is recognized when the earnings process is completed, the risks and rewards of ownership have transferred to the customer, which is generally the same day as delivery or shipment of the product, the price to the buyer is fixed or determinable, and collection is reasonably assured. All sales are recorded when the goods are shipped.

The Company ships all product and fruit on an FOB-Plant, “as-is” basis. Accordingly, revenue is recognized by the Company at the point at which an order is shipped at a fixed price, collection is reasonably assured and the Company has no remaining performance obligations related to the sale. The Company sells all products and fruit with “no right of return” by the purchaser for any factor other than defects in the products.

8.	Income (Loss) per Share

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

For the three months ended March 31, 2018 and 2017, the Company’s potentially dilutive shares, which include outstanding common stock options that have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	March 31, 2018	December 31, 2017
Options	448,000	448,000
Warrants	1,600,000
Total	2,048,000	448,000

9.	Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to non-compete agreements and trademarks website acquisitions. The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Non-compete provisions are amortized over five years and trademark and other intangibles are amortized over 10 years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

10.	Recent Accounting Pronouncements

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

Note E – Acquisition of Business

On December 29, 2017, Vegalab exercised an option to purchase The Agronomy Group LLC, a California limited liability company (“TAG”). On January 22, 2018, Vegalab and TAG entered into a Member Units Purchase Agreement under which Vegalab agreed to purchase all of the member units in TAG from its two members for a total of 600,000 shares of the common stock of Vegalab, and warrants to purchase 1,600,000 shares of the common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years. The acquisition was closed February 20, 2018, effective February 1, 2018. The Company recognized the assets acquired and liabilities assumed from TAG at their fair value on the acquisition date, and the excess in purchase price over these values it was allocated to intangible assets and goodwill. The estimated fair values of assets acquired and liabilities assumed, were determined based on management’s best estimates. Preliminary estimated fair values are subject to measurement period adjustments which represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation is finalized which cannot be any later than one year from the acquisition date. The Company engaged a third-party valuation specialist to assist in the valuation and is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. Thus the preliminary measurement of the assets acquired and liabilities assumed are subject to change, which could be significant. The Company will finalize the amounts recognized no later than one year from the acquisition date.

The following table shows the preliminary purchase price, estimated acquisition-date fair values of the assets acquired and liabilities assumed and calculation of goodwill for TAG utilizing the information at acquisition date. All numbers are in 000s except shares and warrants.

Assets acquired:
Current assets	$152
Property and equipment	35
Customer, workforce, trademarks and related relationships	3,834
Goodwill	457
Total assets acquired	4,478
Total liabilities assumed	(222)

Net assets acquired	$4,256
Consideration paid:
Issuance of 600,000 shares of common stock	$2,580
Issuance of 1,600,000 warrants	1,676

Total	$4,256

The Company is amortizing the intangible assets over their useful lives of 5-10 years. During the three months ended March 31, 2018, the Company recorded amortization expense of $82,066.

Note F – Segments

We had two operating segments, one that sells the ECOWIN products under the “Vegalab” brand name and a produce packaging business conducted under the name M&G Packing, Inc. located in Tulare County, California that was acquired in the 4th quarter of 2017. Prior to the acquisition, the Company’s only business segment was Vegalab.

For the three months ended March 31, 2018:

			Segment	Segment
Business Segment	Sales	Depreciation	Gross Profit	Assets
Produce packaging business	$4,559,488	$33,098	$208,552	$2,546,801
ECOWIN product sales	$2,729,141	$4,962	$1,383,976	$6,996,903
Total	$7,288,629	$38,060	$1,592,528	$9,543,704

Note G - Related Party Transactions

The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, the Company’s controlling shareholder. All products are sold to the Company at VSA's cost for the products from the manufacturer. During the three months ended March 31, 2018 and 2017, the Company incurred $879,006 and $244,000 for product purchases for resale from Vegalab S. A.

As of March 31, 2018 and December 31, 2017, the Company had outstanding accounts payable – related party of $719,272 and $712,947, respectively, for purchases of inventory.

Note H - Note Payable to Investor

On August 24, 2016, the Company’s controlling stockholder, David Selakovic, agreed to loan the Company up to $300,000 at a rate of 4% per annum. As of December 31, 2016, Mr. Selakovic loaned the Company a total of $175,000, due on 60 days demand. During the year ended December 31, 2017, the Company repaid $177,474 including accrued interest of $2,474. The Company recorded accrued interest of $1,894 and $1,894 as of March 31, 2018 and December 31, 2017, respectively, related to this note.

Note I - Common Stock Transactions

On December 29, 2017, Vegalab exercised an option to purchase The Agronomy Group LLC, a California limited liability company (“TAG”). On January 22, 2018, Vegalab and TAG entered into a Member Units Purchase Agreement under which Vegalab agreed to purchase all of the member units in TAG from its two members for a total of 600,000 shares of the common stock of Vegalab, valued at $4.30 per share, and warrants to purchase 1,600,000 shares of the common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years, valued at $1.05 per warrant. The acquisition was closed February 20, 2018, effective February 1, 2018.

On January 26, 2018, the Company issued 25,000 shares of common stock to M&G Farms, Inc., which was credited as a payment of $75,000 of principal and interest on the promissory note from the Company to M&G Farms from the Company to M&G Farms in the principal amount of $425,000 dated October 9, 2017.

Note J – Stock Options and Warrants

	Number of Options/Warrants	Weighted Average Exercise Price

Balance at December 31, 2017	448,000	$1.45
Granted	1,600,000	1.20
Exercised	—	—
Expired	—	—
Balance at March 31, 2018	2,048,000	$1.25
Options Exercisable at March 31, 2018	1,999,250	$1.25

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

The Company's stock price was higher than the weighted average exercise price at March 31, 2018; therefore the intrinsic value of the options and warrants was approximately $3,369,000.

On February 28, 2017, the Company granted options to purchase 30,000 shares of its common stock to consultants at an exercise price of $1.23 per share. The options vested over 10 months. The options expire on February 25, 2022. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 508%, risk free interest rate of 2.09%, and an expected life of 5 years. The intrinsic value of the option was approximately $50,000 as of March 31, 2018.

On November 20, 2017, the Company granted options to purchase 78,000 shares of its common stock to consultants at an exercise price of $1.425 per share. The options vest over 12 months. The options expire on November 20, 2022. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 490%, risk free interest rate of 2.09%, and an expected life of 5 years. The intrinsic value of the option was approximately $115,000 as of March 31, 2018.

On November 20, 2017, the Company granted options to purchase 100,000 shares of its common stock to an employee at an exercise price of $1.425 per share. The options vested immediately. The options expire on November 20, 2022. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 490%, risk free interest rate of 2.09%, and an expected life of 5 years. The intrinsic value of the option was approximately $147,000 as of March 31, 2018.

On November 20, 2017, the Company granted options to purchase 100,000 shares of its common stock to its President who is also a Director at an exercise price of $1.425 per share. The options vested immediately. The options expire on November 20, 2022. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 490%, risk free interest rate of 2.09%, and an expected life of 5 years. The intrinsic value of the option was approximately $147,000 as of March 31, 2018.

On December 11, 2017, the Company granted options to purchase 140,000 shares of its common stock to consultants at an exercise price of $1.40 per share. The options vested immediately. The options expire on December 12, 2022. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 495%, risk free interest rate of 2.16%, and an expected life of 5 years. The intrinsic value of the option was approximately $189,000 as of March 31, 2018.

On December 29, 2017, Vegalab exercised an option to purchase The Agronomy Group LLC, a California limited liability company (“TAG”). On January 22, 2018, Vegalab and TAG entered into a Member Units Purchase Agreement under which Vegalab agreed to purchase all of the member units in TAG from its two members for a total of 600,000 shares of the common stock of Vegalab, and warrants to purchase 1,600,000 shares of the common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years. The acquisition was closed February 20, 2018, effective February 1, 2018. The options vested immediately. The options expire on March 1, 2023. The options were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 245%, risk free interest rate of 2.53%, and an expected life of 5 years. The total value of the warrant was approximately $1,676,000 at the February 1, 2018. As of March 31, 2018, the intrinsic value of the warrant was approximately $2,720,000.

During the three months ended March 31, 2018, we incurred stock option expense of $27,293.

Note K – Commitment and Contingencies

On October 20, 2017, the Company entered into a lease agreement for a forklift with a lease term of 57 months at a current cost of $380 per month. Per the agreement, no payment was due in the first 4 months of the lease term. The Company recorded the lease as a capital lease and used its incremental borrowing rate of 1.90% for purposes of discounting lease payments.

The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of March 31, 2018 are as follows:

2018	$3,044
2019	4,555
2020	4,555
2021	4,555
2022 & Thereafter	5,315
Total future minimum lease payments	$22,024
Less: amount representing interest	(380)
Present value of net minimum lease and obligations	21,644

On July 20, 2016, the Company entered into a lease agreement for warehouses located at 2542 Business Parkway Suite 1 and 2, Minden, Nevada. The facility is 24,276 square feet with a lease term of 36 months at a current cost of $13,959 per month. The Company was also required to make a security deposit of $14,500. During the three months ended March 31, 2018, the Company incurred rent expense of $50,501.

On February 13, 2018, the Company entered into a lease agreement for office space located at 764 P Street Suite 014,015,016 and 017, Fresno California. The office is 2,850 square feet with a lease term of 12 months commencing on March 1, 2018 at a current cost of $3,000 per month. The Company was also required to make a security deposit of $3,000. During the three months ended March 31, 2018, the Company incurred rent expense of $3,250.

At March 31, 2018, future minimum obligations on leases are:

2018	$152,628
2019	131,628
2020	-
2021	-
2022 & Thereafter	-
Total	$284,256

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited December 31, 2017 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K, filed separately with the Securities and Exchange Commission.

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of products offered to customers, legal and regulatory initiatives affecting our products, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in our 2017 Annual Report on Form 10-K and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

General

Vegalab, Inc., formerly HPC Acquisitions, Inc. (the “Company”, “we”, “our”, or “us”) is the exclusive North and South America distributor of Vegalab products supplied by Vegalab SA, Switzerland (“VSA”). The Company operates in two segments of the food industry; the Agronomy Business and the Packing Business. The Agronomy Business involves the manufacture and distribution of all natural crop protection, crop health, and soil enhancement products. The Packing Business operates a citrus packing facility. Because growers who use our crop protection and plant health products are potential users of our citrus packing services, and vice versa, management believes that these two business units are complementary and will create synergistic growth for both business units.

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

Recent Development

In February of 2018, the Company acquired The Agronomy Group, LLC, a California limited liability company (“TAG”), a producer and distributor of environmentally friendly agrochemicals. TAG had been our top U.S. sales organization, so the acquisition significantly expanded the Company’s internal marketing capabilities. Furthermore, the TAG product line complemented the existing Vegalab product line, and thus increased the number of products that we have available to offer our customers. The purchase price for TAG was paid by the delivery of 600,000 shares of common stock of Vegalab, and a warrant to purchase 1,600,000 shares of common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years.

Results of Operations

During the three months ended March 31, 2018, the Company recognized total revenues of $7,288,629 compared to $208,816 for the three months ended March 31, 2017. Revenue from the sale of Vegalab products was $2,729,141 compared to $208,816 for the three months ended March 31, 2017. Cost of goods sold were $1,345,165 for the three months ended March 31, 2018, compared to $189,451 for the three months ended March 31, 2017.

On October 18, 2017, the Company purchased substantially all the assets of a produce packaging business conducted under the name M&G Packing, Inc. During the first quarter of 2018 the Company generated $4,559,488 from processing revenue. As this business was acquired in October 2017, there was no corresponding revenue in the first quarter of 2017. Cost of goods for our produce packaging business was $4,350,936 for the three months ended March 31, 2018. There was no corresponding cost of goods for our produce packaging business in the first quarter of 2017 for the reason stated above.

Total operating expenses for the three months ended March 31, 2018, were $1,641,932 compared to $189,451 for the three months ended March 31, 2017. Expenses increased significantly as the Company hired additional staff, consultants and professionals due to its purchase of M&G Packing, Inc. and TAG compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, we had a loss from operations of $49,404 compared to $239,870 for the three months ended March 31, 2017.

After the provision for interest and income taxes, net loss for the three months ended March 31, 2018, was $56,769 or $(0.00) per share, and the net loss for the three months ended March 31, 2017 was $225,148 or $(0.01) per share.

Liquidity and Capital Resources

At March 31, 2018, and December 31, 2017, the Company had a working capital surplus of approximately $1,789,607 and $1,960,567, respectively.

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

Item 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to certain weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2017, which we view as an integral part of our disclosure controls and procedures.

There have been no changes in our internal control over financial reporting during the quarterly period ended March 31, 2018, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 29, 2017, the Vegalab exercised an option to purchase The Agronomy Group LLC, a California limited liability company (“TAG”). On January 22, 2018, Vegalab and TAG entered into a Member Units Purchase Agreement under which Vegalab agreed to purchase all of the member units in TAG from its two members for a total of 600,000 shares of the common stock of Vegalab, and warrants to purchase 1,600,000 shares of the common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years. The acquisition was closed February 20, 2018, effective February 1, 2018.

The shares of common stock, options, warrants, and common stock underlying the options and warrants are issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6 - Exhibits

Exhibit No.

10.1	Member Units Purchase Agreement dated January 22, 2018 (1)

10.2	Common Stock Purchase Warrant issued to Jeffry Hill (1)

10.3	Common Stock Purchase Warrant issued to Ryan Sweeney(1)

10.4	Employment Agreement between Vegalab, Inc., and Jeffry Hill (1)

10.5	Employment Agreement between Vegalab, Inc., and Ryan Sweeney (1)

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(1)       These exhibits are incorporated herein by this reference form the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vegalab, Inc.

Dated: July 13, 2018	By:	/s/ David D. Selakovic
David D. Selakovic, Chief Executive Officer and Chief Financial Officer

