Form 10-Q
period 2018-06-30
Vegalab, Inc.
filed 2018-08-30
CIK 1435224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At August 28, 2018, 23,787,897 shares of common stock, par value $0.001.

Vegalab, Inc.

Form 10-Q for the Quarter Ended June 30, 2018

Vegalab, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$222,170	$342,534
Accounts receivable, net	964,005	1,674,583
Inventory	3,659,107	1,595,148
Prepaid expenses	286,909	339,389
Total Current Assets	5,132,191	3,951,654
Fixed assets, net	1,110,243	821,322
Intangible assets, net	2,963,751	-
Goodwill	1,151,407	-
Deposits	16,682	14,500
Total assets	$10,374,274	$4,787,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable – trade	$1,628,225	$409,239
Accounts payable – related party	2,496,157	714,841
Accounts payable - growers	214,353	860,694
Vehicle loan - current portion	2,904	2,904
Capital lease obligation - current portion	3,409	3,409
Total Current Liabilities	4,345,048	1,991,087

Vehicle Loan	2,501	3,958
Capital lease obligation - long term	16,760	18,235
Note payable	350,000	425,000
Total Liabilities	4,714,309	2,438,280

Commitments

Stockholders’ Equity
Preferred stock – $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock – $0.001 par value, 50,000,000 shares authorized, 23,787,897 and 23,162,897 shares issued and outstanding, respectively	23,787	23,163
Additional paid-in capital	9,176,752	4,791,488
Accumulated deficit	(3,540,574)	(2,465,455)

Total Stockholders’ Equity	5,659,965	2,349,196

Total Liabilities and Stockholders’ Equity	$10,374,274	$4,787,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vegalab, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Produce processing revenue	$1,533,843	$-	$6,093,331	$-
Fertilizer sales	2,632,478	166,682	5,361,619	375,498

Total Revenue	4,166,321	166,682	11,454,950	375,498

Cost of Goods Sold:
Cost of processing	1,841,494	-	6,192,430	-
Cost of goods sold	2,615,320	120,979	3,960,485	310,430

Total Cost of Goods Sold	4,456,814	120,979	10,152,915	310,430

Gross Profit (Loss)	(290,493)	45,703	1,302,035	65,068

Operating expenses
General and administrative expenses	717,470	298,148	2,359,402	557,383

Total operating expenses	717,470	298,148	2,359,402	557,383

Loss from operations	(1,007,963)	(252,445)	(1,057,367)	(492,315)

Other expense
Interest expense	(10,387)	(1,399)	(17,752)	(3,713)

Loss before provision for income taxes	(1,018,350)	(253,844)	(1,075,119)	(496,028)

Provision for income taxes	-	-	-	17,036

Net Loss	$(1,018,350)	$(253,844)	$(1,075,119)	$(478,992)
Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.04)	$(0.01)	$(0.05)	$(0.02)

Weighted-average number of common shares outstanding - basic and fully diluted	23,787,897	20,652,218	23,567,343	20,419,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vegalab, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018		2017
Cash flows from operating activities
Net loss for the period		$(1,075,119)	$(478,992)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense		86,469	866
Loss on disposition of fixed assets		14,637	-
Amortization expense		176,248	-
Stock option expense		54,891	-
(Increase) Decrease in
Accounts receivable		836,023	(65,755)
Inventory		(2,063,410)	(12,502)
Prepaid expenses		53,297	(2,030)
Changes in working capital:
Increase (Decrease) in
Accounts payable		997,306	(4,668)
Accounts payable – related party		1,783,338	244,488
Accounts payable - growers		(646,344)	-
Accrued income taxes		-	(17,036)
Net cash provided by /(used in) operating activities		217,336	(335,629)

Cash flows from investing activities
Cash acquired from acquisition of business		22,994	-
Purchase of fixed assets		(354,762)	(10,395)
Deposits on lease		(3,000)	-
Net cash used in investing activities		(334,768)	(10,395)

Cash flows from financing activities
Cash paid on notes payable to controlling stockholder, net		-	(172,307)
Payment for capital leases		(1,457)	-
Payment of notes payable		(1,475)
Proceeds from sale of common stock		-	644,600
Net cash (used in) provided by financing activities		(2,932)	472,293
		.
(Decrease) increase in cash		(120,364)	126,269

Cash at beginning of period		342,534	151

Cash at end of period		$222,170	$126,420

Supplemental disclosure of interest and income taxes paid
Interest paid for the period		$17,752	$1,675
Income taxes paid for the period	$		$-
Non-cash investing and financing activities
Issuance of note payable for property, plant and equipment		$-	$8,761
Common stock and warrants issued for acquisition of business		$4,256,000	$-
Common stock issued for conversion of note payable		$75,000	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

Vegalab, Inc. (formerly HPC Acquisitions, Inc.)

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note A - Organization and Description of Business

On March 8, 2016, the Company sold 12,011,000 shares of its common stock to David Selakovic for a total cash purchase price of $303,100. This transaction effected a change in management and control of the Company. Mr. Selakovic assigned to the Company certain assets consisting of the exclusive right to distribute in the Western Hemisphere natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, certain states in the United States of America permits for the sale of ECOWIN agrochemicals, and the trademark “Vegalab” (the “DS Assets”).The Company’s initial plan of operation commenced with the sales of ECOWIN products under the brand name “Vegalab” subsequent to the purchase of M&G Packing Inc., the Company began selling citrus products under the brand name “M&G”. The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., a Swiss company solely owned by David Selakovic, the Company’s controlling shareholder and sole officer and director.

On October 18, 2017, the Company purchased substantially all the assets of a produce packaging business conducted under the name M&G Packing, Inc. located in Tulare County, California. The acquisition consisted of purchasing the real property and building used in the business from M & G Farms, Inc., a California corporation, and all of the equipment, inventory, customer and supplier relationships, contract rights, and intangible property from M&G Packing, Inc., a California corporation.

On November 6, 2017, the Company amended its Articles of Incorporation to change its name to Vegalab, Inc.

On December 29, 2017, Vegalab exercised an option to purchase The Agronomy Group LLC, a California limited liability company (“TAG”). The acquisition was closed on February 20, 2018, effective February 1, 2018. The Agronomy Group is in the business of selling natural fertilizers and was formerly the principal customer of the Company.

Note B - Going Concern Uncertainty

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

The Company’s controlling stockholder previously provided the necessary working capital to maintain the corporate status of the Company. It is the current intent of management and significant stockholders to provide sufficient working capital, if necessary, to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may be required to restrict operations during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the twelve months following the issuance date of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note C - Summary of Significant Accounting Policies

1.	Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Vegalab, Inc. and its wholly owned subsidiaries, M&G Packaging Inc. and The Agronomy Group LLC. All intercompany accounts have been eliminated in the consolidation.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a fiscal year-end of December 31.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During interim periods, the Company follows the accounting policies set forth in its annual audited consolidated financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K for the year ended December 31, 2017.

In the opinion of management, the accompanying interim condensed consolidated financial statements, prepared in accordance with the U.S. Securities and Exchange Commission’s instructions for Form 10-Q, should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form10-K for the year ended December 31, 2017, and are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2018.

2.	Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

3.	Accounts Receivable

In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. At June 30, 2018 and December 31, 2017, the Company recorded allowances of $0 and $2,915, respectively, for doubtful accounts from certain sales that occurred but not assessed to be collectible.

4.	Inventory

Inventory consists of finished goods related to the sale of certain natural agrochemicals developed by ECOWIN Co., Ltd., a Korean company, under the brand name “Vegalab”. Inventory is valued at the net realizable value using the average cost method. A change to income is recorded when factors that would result in a reduction in the valuation, such as excess or obsolete inventory, are noted. At June 30, 2018 and December 31, 2017, there was no allowance for excess or obsolete inventory. M&G Farms from time to time holds customer’s inventory on a consignment basis until it is sold. As of June 30, 2018 and December 31, 2017 there was no consignment inventory held by the Company.

5.	Property, plant and equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, excluding lands, which is five years for all categories and ten years for buildings.

6.	Revenue Recognition

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

For the three and six months ended June 30, 2018 and 2017, the Company’s potentially dilutive shares, which include outstanding common stock options that have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

Options	June 30, 2018	December 31, 2017
Balance – Beginning of period	448,000	448,000
Total – End of period	448,000	448,000

Warrants	June 30, 2018	December 31, 2017
Balance - Beginning of period	-	-
Additions	1,600,000
Balance – End of period	1,600,000	-

8.	Amortization and Impairment of Long-Lived Assets

Amortization and impairment of long-lived assets are non-cash expenses relating primarily to non-compete agreements and trademarks acquisitions and websites. The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Non-compete provisions are amortized over five years and trademark and other intangibles are amortized over 10 years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

9.	Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently reviewing the provisions of this ASU to determine if there will be any impact on our financial position, results of operations or cash flows.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. Since the company is an Emerging Growth Company, adoption is not required until 2019. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

The Company has never registered and sold its securities under the Securities Act of 1933.  Consequently, it will remain an Emerging Growth Company “EGC” until five fiscal years after it effectuates a sale of registered securities, unless one of the following occurs:

•	its total annual gross revenues are $1.07 billion or more

•	it has issued more than $1 billion in non-convertible debt in a period of three years or

•	it becomes a “large accelerated filer,” as defined in Exchange Act Rule 12b-2.

Based on the foregoing, there is no determinable date on which the Company will cease to be an EGC.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company’s financial position, results of operations or cash flows.

Note E – Fixed Assets

Fixed Assets are recorded at cost, net of accumulated depreciation. Depreciation is calculated by using the straight-line method over the estimated useful lives of the assets, excluding land, which is five years for all categories and ten years for buildings.

Automobile, land, building, and machinery and equipment consisted of the following:

	June 30, 2018	December 31, 2017

Automobile	$14,261	$14,261
Land	141,000	142,475
Building	199,338	374,338
Machinery and equipment	884,608	490,791
Total	1,239,207	1,021,865
Impairment recognized upon acquisition	-	(179,452)
Impairment recognized subsequent to acquisition	-	(729)
Accumulated depreciation	(128,964)	(20,362)
Balance at the end of period	$1,110,243	$821,322

Depreciation expense for the three months ended June 30, 2018 and 2017 was $44,204 and $866, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 was $86,469 and $866, respectively.

Note F – Acquisition of Business

On December 29, 2017, Vegalab exercised an option to purchase 100% of The Agronomy Group LLC, a California limited liability company (“TAG”). On January 22, 2018, Vegalab and TAG entered into a Member Units Purchase Agreement under which Vegalab agreed to purchase all of the member units in TAG from its two members for total consideration of 600,000 shares of the common stock of Vegalab, and warrants to purchase 1,600,000 shares of the common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years. The acquisition was closed February 20, 2018, effective February 1, 2018. The Company recognized the assets acquired and liabilities assumed from TAG at their fair value on the acquisition date, and the excess of the purchase price over these values was allocated to intangible assets and goodwill. The estimated fair values of assets acquired and liabilities assumed, were determined based on management’s best estimates. Preliminary estimated fair values are subject to measurement period adjustments which represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation is finalized which cannot be any later than one year from the acquisition date. The Company engaged a third-party valuation specialist to assist in the valuation and is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. Thus the preliminary measurement of the assets acquired and liabilities assumed are subject to change, which could be significant. The Company will finalize the amounts recognized no later than one year from the acquisition date.

The following table shows the preliminary purchase price, estimated acquisition-date fair values of the assets acquired and liabilities assumed and calculation of goodwill for TAG utilizing the information at acquisition date.

Assets acquired:
Current assets	$150,910
Property and equipment	35,265
Trademarks and customer relationships	3,140,000
Goodwill	1,151,407
Total assets acquired	4,477,582
Total liabilities assumed	(221,582)

Net assets acquired	$4,256,000
Consideration paid:
Issuance of 600,000 shares of common stock	$2,580,000
Issuance of 1,600,000 common stock warrants	1,676,000

Total	$4,256,000

The Company is amortizing the intangible assets over their useful lives of 5-10 years. During the three and six months ended June 30, 2018, the Company recorded amortization expense of $82,066 and $176,248, respectively.

Note G – Segments

The Company has two operating segments, one that sells the products under the “Vegalab” brand name and a produce processing business conducted under the name M&G Packing, Inc. located in Tulare County, California that was acquired in the 4th quarter of 2017. Prior to the acquisition, the Company’s only business segment was Vegalab.

As of June 30, 2018 and the six months then ended:

			Segment
	Segment Assets	Revenue	Gross Profit (Loss)	Depreciation
M&G Packaging	$1,544,617	$6,093,331	$(99,099)	$70,861
Vegalab’s	$8,829,657	$5,361,619	$1,401,134	$15,608
	$10,374,274	$11,454,950	$1,302,035	$86,469

For the three months ended June 30, 2018:

			Segment
	Segment Assets	Revenue	Gross Profit (Loss)	Depreciation
M&G Packaging	$1,544,617	$1,533,843	$(307,651)	$37,763
Vegalab’s	$8,850,657	$2,632,478	$17,158	$6,441
	$10,394,274	$4,166,321	$(290,493)	$44,204

Note H - Related Party Transactions

The Company’s current sole source of supply of ECOWIN products is through Vegalab S. A., (“VSA”) a Swiss company solely owned by David Selakovic, the Company’s controlling shareholder. All products are sold to the Company at VSA's cost for the products from the manufacturer. AS of June 30, 2018 and December 31, 2017, the Company had outstanding payable of 2,327,649 and 705,432 to VSA for purchase of products.

As of June 30, 2018 and December 31, 2017, the Company had payables to David Selakovic, the Company’s controlling shareholder, of $166,614 and $0 for purchase of inventory and payment of Company’s operating expense. These payables bear no interest, are unsecured and due on demand. During the six months ended June 30, 2018 and 2017, the Company incurred $3,545,281 and $244,000 for product purchases for resale from Vegalab S. A.

Note I - Note Payable to Investor

On August 24, 2016, the Company’s controlling stockholder, David Selakovic, agreed to loan the Company up to $300,000 at a rate of 4% per annum. Outstanding loans on this agreement were $0 and $0 at June 30, 2018 and December 30, 2017, The Company recorded accrued interest of $1,894 and $1,894 as of June 30, 2018 and December 31, 2017, respectively, related to this note.

Note J - Note Payable

On October 18, 2017, the Company purchased substantially all the assets of a produce packaging business conducted under the name M&G Packing, Inc. located in Tulare County, California. The total purchase price for the business plus closing costs was $854,452, which was paid $429,452 in cash and $425,000 in the form of a promissory note secured by the real property that bears interest at the rate of 6.0% per annum with interest only payable monthly and all principal and interest due 18 months from the close of escrow on October 24, 2017. On January 26, 2018, the Company issued 25,000 shares of common stock to M&G Farms, Inc., which was credited as a payment of $75,000 of principal and accrued interest on the promissory note.

Note K - Common Stock Transactions

On December 29, 2017, Vegalab exercised an option to purchase The Agronomy Group LLC, a California limited liability company (“TAG”). On January 22, 2018, Vegalab and TAG entered into a Member Units Purchase Agreement under which Vegalab agreed to purchase all of the member units in TAG from its two members for a total of 600,000 shares of the common stock of Vegalab, valued at $4.30 per share at the acquisition date, and warrants to purchase 1,600,000 shares of the common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years, valued at $1.05 per warrant. The acquisition was closed February 20, 2018, effective February 1, 2018.

On January 26, 2018, the Company issued 25,000 shares of common stock to M&G Farms, Inc., which was credited as a payment of $75,000 of principal and accrued interest on the promissory note dated October 9, 2017 from the Company to M&G Farms.

Note L – Stock Options and Warrants

	Number of Options	Weighted Average Exercise Price
Options
Balance at December 31, 2017	448,000	$1.45
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at June 30, 2018	448,000	$1.45
Options Exercisable at June 30, 2018	425,650	$1.45

	Number of Warrants	Weighted Average Exercise Price
Warrants
Balance at December 31, 2017	—	$—
Granted	1,600,000	1.20
Exercised	—	—
Expired	—	—
Balance at June 30, 2018	1,600,000	$1.20
Warrants Exercisable at June 30, 2018	1,600,000	$1.20

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

The Company's stock price was higher than the weighted average exercise price at June 30, 2018; therefore the intrinsic value of the options was approximately $514,750 on June 30, 2018.

In connection with the acquisition of TAG on February 1, 2018, the Company issued 1,600,000 shares of the common stock warrants of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years. The warrants vested immediately. The warrants expire on March 1, 2023. The warrants were valued using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, annual volatility of 245%, risk free interest rate of 2.53%, and an expected life of 5 years. The total value of the warrants was approximately $1,676,000 on the date of issuance. As of June 30, 2018, the intrinsic value of the warrants were approximately $2,240,000.

During the three and six months ended June 30, 2018, we incurred stock option expense of $82,264 and $54,971.

Note M - Concentrations of Credit Risk

Sales to three customers comprised 35%, 34% and 24%, respectively, of the Company's product sales revenues for the three months ended June 30, 2018. Sales to three customers comprised 39%, 27% and 27%, respectively, of the Company's product sales revenues for the three months ended June 30, 2017. Two customers accounted for 57% and 35% of the Company’s accounts receivable as of June 30, 2018, respectively. Two customers accounted for 78% and 8% of accounts receivable, respectively, as of December 31, 2017.

Sales to three customers comprised 25%, 22% and 10%, respectively, of the Company's processing revenues for the three months ended June 30, 2018. Sales to three customers comprised 24%, 20% and 10%, respectively, of the Company's processing revenues for the six months ended June 30, 2018. Sales to three customers 25%, 22% and 10%, respectively, of the Company's processing revenues for the three months ended June 30, 2017. Three customers accounted for 32%, 30%, and 10%, respectively, of accounts receivable as of June 30, 2018.

Note N – Commitments

Future minimum lease payments required under the Company capital lease for a forklift and the present value of the net minimum lease payments as of June 30, 2018 are as follows:

2018	$2,278
2019	4,555
2020	4,555
2021	4,555
2022 & Thereafter	5,315
Total future minimum lease payments	$21,258
Less: amount representing interest	(1,089)
Present value of net minimum lease and obligations	20,169

On July 20, 2016, the Company entered into a lease agreement for warehouses located at 2542 Business Parkway Suite 1 and 2, Minden, Nevada. The facility is 24,276 square feet with a lease term of 36 months at a current cost of $13,959 per month. The Company was also required to make a security deposit of $14,500. During the three and six months ended June 30, 2018, the Company incurred rent expense of $101,002 and $50,501, respectively.

On February 13, 2018, the Company entered into a lease agreement for office space located at 764 P Street, Fresno California. The office is 2,850 square feet with a lease term of 12 months commencing on March 1, 2018 at a current cost of $3,000 per month. The Company was also required to make a security deposit of $3,000. During the three and six months ended June 30, 2018, the Company incurred rent expense of $12,250 and $9,000, respectively.

At June 30, 2018, future minimum obligations on the operating leases are:

2018	$101,752
2019	131,628
2020	-
2021	-
2022 & Thereafter	-
Total	$233,380

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

Recent Development

In February 2018, the Company acquired The Agronomy Group, LLC, a California limited liability company (“TAG”), a producer and distributor of environmentally friendly agrochemicals. TAG had been our top U.S. sales organization, so the acquisition significantly expanded the Company’s internal marketing capabilities. Furthermore, the TAG product line complemented the existing Vegalab product line, and thus increased the number of products that we have available to offer our customers. The purchase price for TAG was paid by the delivery of 600,000 shares of common stock of Vegalab, and a warrant to purchase 1,600,000 shares of common stock of Vegalab at an exercise price of $1.20 per share exercisable over a term of five years.

Results of Operations

During the three months ended June 30, 2018, the Company recognized total revenues of $4,166,321 compared to $166,682 for the three months ended June 30, 2017. Revenue from the sale of Vegalab products was $2,632,478 compared to $166,682 for the three months ended June 30, 2017, sales increased during the three months ended June 30, 2018 compared to 2017 mainly due to increased marketing and the acquisition of TAG in February 2018. Revenue from packing business was $2,632,478. Cost of goods sold were $4,456,814 for the three months ended June 30, 2018, compared to $120,979 for the three months ended June 30, 2017. During the three months ended June 30, 2018 The Company had a negative gross profit margin from its packing business. The negative gross margin was due to higher than expected costs for the purchase of produce and reduced processing as the growing season comes to an end.

During the six months ended June 30, 2018, the Company recognized total revenues of $11,454,950 compared to $375,498 for the six months ended June 30, 2017. Revenue from the sale of Vegalab products was $5,361,619 compared to $375,498 for the six months ended June 30, 2017 sales increased during the six months ended June 30, 2018 compared to 2017 mainly due to increased marketing and the acquisition of TAG in February 2018. Revenue from produce process was $6,093,311. Cost of goods sold was $10,152,915 for the six months ended June 30, 2018, compared to $310,430 for the six months ended June 30, 2017. During the six months ended June 30, 2018. The Company experienced lower than expected gross profit margin from the packing business. The negative gross margin was due to higher than expected costs for the purchase of produce and reduced processing as the growing season comes to an end.

On October 18, 2017, the Company purchased substantially all the assets of a produce packaging business conducted under the name M&G Packing, Inc. During the three months ended June 30, 2018 the Company generated $1,533,843 from processing revenue. As this business was acquired in October 2017, there was no corresponding revenue in the second quarter of 2017. Cost of goods for our produce packaging business was $1,841,494 for the three months ended June 30, 2018. There was no corresponding cost of goods sold for our produce packaging business in the second quarter of 2017 for the reason stated above.

During the six months of 2018 the Company generated $6,093,331 from processing revenue in our produce packing business. There was no corresponding revenue in the six months of 2017 for the reason stated above. Cost of goods sold for our produce packaging business was $6,192,430 for the six months ended June 30, 2018. There was no corresponding cost of goods sold for our produce packaging business in the six months of 2017 for the reason stated above.

Total operating expenses for the three months ended June 30, 2018, were $717,470 compared to $298,148 for the three months ended June 30, 2017. Expenses increased significantly as the Company hired additional staff, consultants and professionals due to its purchase of M&G Packing, Inc. and TAG compared to the three months ended June 30, 2017. For the three months ended June 30, 2018, we had a loss from operations of $1,007,963 compared to a loss of $252,445 for the three months ended June 30, 2017.

Total operating expenses for the six months ended June 30, 2018, were $2,359,402 compared to $557,383 for the six months ended June 30, 2017. Expenses increased significantly for the reasons stated above compared to the six months ended June 30, 2017. For the six months ended June 30, 2018, we had a loss from operations of $1,057,367 compared to a loss of $492,315 for the six months ended June 30, 2017.

After the provision for interest and income taxes, net loss for the three months ended June 30, 2018, was $1,018,350 or $(0.04) per share, and the net loss for the three months ended June 30, 2017 was $253,844 or $(0.01) per share.

After the provision for interest and income taxes, net loss for the six months ended June 30, 2018, was $1,075,119 or $(0.05) per share, and the net loss for the six months ended June 30, 2017 was $513,064 or $(0.02) per share.

Liquidity and Capital Resources

At June 30, 2018 and December 31, 2017, the Company had a working capital surplus of approximately $784,143 and $1,960,567, respectively.

We believe our current working capital is sufficient to meet our needs described above over the next 9 to 12 months. Nevertheless, our goal is to increase product sales as quickly as we can within the constraints of our managerial and financial resources. If sales opportunities exceed our expectations, we will need additional debt or equity financing to seize these opportunities and there is no assurance financing will be available or available at terms we would find acceptable. If we are unable to raise additional capital at a level adequate to support our sales opportunities, we would need to curtail marketing efforts, which would adversely affect growth and results of operations and could prevent us from succeeding in implementing our combined business. These factors raise substantial doubt about the Company’s ability to continue to operate as a going concern for the 12 months following the issuance date of these condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note D to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not required of a smaller reporting company.

Item 4 - Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to material weaknesses in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, which we view as an integral part of our disclosure controls and procedures.

There have been no changes in our internal control over financial reporting during the quarterly period ended June 30, 2018, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 6 - Exhibits

Exhibit No.

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vegalab, Inc.

Dated: August 30, 2018	By:	/s/ David D. Selakovic
David D. Selakovic, Chief Executive Officer and Chief Financial Officer

